Form 10-Q
period 1998-09-30
PHS BANCORP INC
filed 1998-11-13
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                                 SEC File Number: 000-23230

                                PHS Bancorp, Inc.
             (Exact Name of registrant as specified in its charter)


PENNSYLVANIA                                                23-2744266
------------                                                ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
                        --------------------------------


                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of November 10, 1998 there were 2,760,000 shares outstanding of the issuer's class of common stock.

                            PEOPLES HOME SAVINGS BANK
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                Page
                                                                                Number
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 1998
           and December 31, 1997                                                3

           Consolidated Statement of Income (unaudited) for the Three
           and Nine Months ended September 30, 1998 and 1997                    4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 1998             5

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 1998 and 1997                        6

           Notes to Consolidated Financial Statements                           7 - 8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9 - 16



Part II Other Information                                                       17 - 18

           Signatures                                                           19


                            PEOPLES HOME SAVINGS BANK
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                      September 30,     December 31,
                                                                          1998              1997
                                                                      -------------     -------------
            ASSETS
            Cash and amounts due from depository institutions         $   2,524,325     $   2,388,632
            Interest - bearing deposits with other institutions           4,588,535         3,307,604
            Investment securities:
                  Available for sale                                     25,594,038        24,252,738
                  Held to maturity (market value $ 15,227,118
                     and $10,073,052)                                    15,114,267        10,014,815
            Mortgage - backed securities:
                  Available for sale                                     36,083,880        30,159,139
                  Held to maturity (market value $ 47,508,247
                     and $40,885,072)                                    46,483,888        40,233,666
            Loans (net of allowance for loan losses of $ 1,281,255
                  and $1,394,084)                                        98,291,941        99,691,337
            Accrued interest receivable                                   1,677,374         1,393,399
            Premises and equipment                                        4,517,461         4,424,493
            Federal Home Loan Bank stock                                  1,374,800         1,019,500
            Other assets                                                    665,527           849,960
                                                                        ------------      ------------

                        TOTAL ASSETS                                  $ 236,916,036     $ 217,735,283
                                                                        ============      ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits                                                  $ 176,913,430     $ 174,286,149
            Advances from Federal Home Loan Bank                         27,494,800        12,117,000
            Other borrowings                                              1,534,054         1,115,765
            Accrued interest payable and other liabilities                1,661,785         1,607,431
                                                                        ------------      ------------

                        Total liabilities                               207,604,069       189,126,345
                                                                        ------------      ------------

            Preferred stock, no par value; 2,000,000 shares authorized
                  and none issues and outstanding                                 -                 -
            Common stock, $.10 par value; 10,000,000 shares authorized
                  and 2,760,000 shares issued and outstanding               276,000           276,000
            Additional paid in capital                                   10,583,662        10,560,263
            Retained earnings  -  substantially restricted               18,331,223        17,728,095
            Unearned ESOP shares at cost (79,860 and 63,660 shares)      -1,253,027          -915,113
            Net unrealized gain on securities                             1,374,109           959,693
                                                                        ------------      ------------

                        Total stockholders' equity                       29,311,967        28,608,938
                                                                        ------------      ------------

                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 236,916,036     $ 217,735,283
                                                                        ============      ============

   See accompanying notes to the unaudited consolidated financial statements.

                            PEOPLES HOME SAVINGS BANK
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                              Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                                 1998              1997              1998              1997
                                                             --------------    --------------   --------------    --------------
INTEREST AND DIVIDEND INCOME
      Loans                                                $     2,121,501   $     2,115,657  $     6,282,458   $     6,178,051
      Investment securities:
          Taxable                                                  358,694           238,032          932,599           745,524
          Exempt from federal income tax                           243,899           288,470          748,748           962,293
      Mortgage - backed securities                               1,272,484         1,033,131        3,784,766         3,054,528
      Interest - bearing deposits with other institutions           80,991            97,930          228,873           172,599
                                                             --------------    --------------   --------------    --------------
               Total interest income                             4,077,569         3,773,220       11,977,444        11,112,995
                                                             --------------    --------------   --------------    --------------

INTEREST EXPENSE
      Deposits                                                   1,810,437         1,875,177        5,464,224         5,638,147
      Advances from Federal Home Loan Bank                         279,481            29,415          749,830           246,636
      Other borrowings                                              30,190            19,043           83,915            19,043
                                                             --------------    --------------   --------------    --------------
               Total interest expense                            2,120,108         1,923,635        6,297,969         5,903,826
                                                             --------------    --------------   --------------    --------------

               Net interest income                               1,957,461         1,849,585        5,679,475         5,209,169

PROVISION FOR LOAN LOSSES                                           95,000           140,000          275,000           445,000
                                                             --------------    --------------   --------------    --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              1,862,461         1,709,585        5,404,475         4,764,169
                                                             --------------    --------------   --------------    --------------

NONINTEREST INCOME
      Service charges on deposit accounts                          110,856           142,969          333,394           408,440
      Investment securities gains, net                                   -                 -          116,858            77,340
      Gain on sale of loans, net                                         -             5,670           27,765             8,685
      Rental income, net                                            26,145            14,757           67,254            62,904
      Other income                                                  89,565            81,348          167,044           131,393
                                                             --------------    --------------   --------------    --------------
               Total noninterest income                            226,566           244,744          712,315           688,762
                                                             --------------    --------------   --------------    --------------

NONINTEREST EXPENSE
      Compensation and employee benefits                           966,137           811,674        2,584,355         2,152,992
      Occupancy and equipment costs                                265,009           211,986          775,408           617,052
      Deposit insurance premium                                     26,254            27,628           79,909            84,173
      Data processing costs                                         10,427            77,842           71,353           210,493
      Other expenses                                               410,624           370,376        1,171,560         1,125,282
                                                             --------------    --------------   --------------    --------------
               Total noninterest expense                         1,678,451         1,499,506        4,682,585         4,189,992
                                                             --------------    --------------   --------------    --------------

Income before income taxes                                         410,576           454,823        1,434,205         1,262,939
Income taxes                                                        93,000           -16,475          306,677            93,525
                                                             --------------    --------------   --------------    --------------

               NET INCOME                                  $       317,576   $       471,298  $     1,127,528   $     1,169,414
                                                             ==============    ==============   ==============    ==============

Basic earnings per share (since inception July 10, 1997)             $0.12             $0.15            $0.42             $0.15
                                                             ==============    ==============   ==============    ==============

Weighted average number of shares outstanding                    2,678,646         2,710,388        2,680,311         2,710,388
                                                             ==============    ==============   ==============    ==============

See accompanying notes to the unaudited consolidated financial statements.

                            PEOPLES HOME SAVINGS BANK
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                                                       Accumulated
                                            Additional                  Unallocated      Other          Total
                                 Common      Paid in       Retained     Shares Held  Comprehensive  Stockholders'      Comprehensive
                                  Stock      Capital       Earnings       by ESOP        Income         Equity             Income
                                 --------  ------------  ------------ --------------  ------------- --------------   ---------------

Balance, December 31, 1997       $276,000  $10,560,263    $17,728,095     ($915,113)      $959,693    $28,608,938

Net Income                                                  1,127,528                                   1,127,528         1,127,528
Other comprehensive income:
  Unrealized gain on available
    for sale securities,
    net of reclassification
    adjustment                                                                             414,416        414,416           414,416
                                                                                                                          ---------
  Comprehensive income                                                                                                   $1,541,944
                                                                                                                          =========

Cash dividends ($0.19 per share)                             (524,400)                                   (524,400)
Common stock acquired by ESOP                                              (448,512)                     (448,512)
ESOP shares earned                              23,399                      110,598                       133,997
                                  -------   ----------     ----------    ----------      ---------     ----------
Balance, September 30, 1998      $276,000  $10,583,662    $18,331,223   ($1,253,027)    $1,374,109    $29,311,967
                                   ======   ==========     ==========    ==========      =========     ==========


Disclosure of
reclassification adjustment:
Unrealized holding gain
   arising during the period                                                                                                491,542
Less: reclassification
   adjustment for gain
   included in net income
   (net of tax)                                                                                                             (77,126)
                                                                                                                          ---------

Net change in unrealized
  gain on securities                                                                                                        414,416
                                                                                                                          =========

   See accompanying notes to the unaudited consolidated financial statements.

                            PEOPLES HOME SAVINGS BANK
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              Nine months ended Sept. 30,
                                                                              1998             1997
                                                                           -----------      -----------
      OPERATING ACTIVITIES
      Net income                                                            $1,127,528       $1,169,414
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                            275,000          445,000
          Provision for depreciation                                           373,125          232,079
          Amortization of discounts, premiums and
            loan origination fees                                              777,122          814,624
          Gains on sale of investment securities, net                         (116,858)         (77,340)
          Gains on sale of loans, net                                          (27,765)          (8,685)
          Decrease  in loans held for sale                                   1,051,051           48,739
          Increase in accrued interest receivable                             (283,975)         (48,881)
          Increase (decrease) in accrued interest payable                       45,672          (34,849)
          Amortization of ESOP unearned compensation                           133,997                -
          Other, net                                                          (278,049)         362,551
                                                                          -------------     ------------

            Net cash provided by operating activities                        3,076,848        2,902,652
                                                                          -------------     ------------

      INVESTING ACTIVITIES
        Investment and mortgage-backed securities available for sale:
           Proceeds from sales                                               2,259,493        8,184,339
           Proceeds from maturities and principal repayments                 4,845,300        1,779,133
           Purchases                                                       (13,617,911)     (11,121,077)
        Investment and mortgage-backed securities held to maturity:
           Proceeds from maturities and principal repayments                11,275,748        7,280,195
           Purchases                                                       (22,780,366)      (2,147,643)
        Increase in loans receivable, net                                     (578,337)      (5,704,005)
        Proceeds from sale of repossessed assets                               306,784          556,427
        Purchase of premises and equipment, net                               (466,093)      (1,525,654)
        Purchase of Federal Home Loan Bank Stock                              (355,300)         (47,400)
                                                                          -------------     ------------

          Net cash used for investing activities                           (19,110,682)      (2,745,685)
                                                                          -------------     ------------

      FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                  2,627,281       (2,529,552)
        Proceeds from Advances from Federal Home Loan Bank                  15,377,800                -
        Repayment of short term Advances from Federal Home Loan Bank                 -       (6,000,000)
        Proceeds from other borrowings                                         448,512        1,032,065
        Repayment of other borrowings                                          (30,223)          (4,927)
        Common stock acquired by ESOP                                         (448,512)        (812,438)
        Proceeds from sale of common stock                                           -       11,827,733
        Capitalization of PHS Bancorp, MHC                                           -       (1,000,000)
        Cash dividends paid                                                   (524,400)               -
                                                                          -------------     ------------

          Net cash provided by financing activities                         17,450,458        2,512,881
                                                                          -------------     ------------

          Increase in cash and cash equivalents                              1,416,624        2,669,848

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       5,696,236        5,384,939
                                                                          -------------     ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $7,112,860       $8,054,787

                                                                          =============     ============

   See accompanying notes to the unaudited consolidated financial statements.

                            Peoples Home Savings Bank
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Peoples Home Savings Bank (the "Bank"), includes its wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997.

Comprehensive Income

Effective January 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Bank is required to present comprehensive income and its components in a full set of general purpose financial statements. The Bank has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.


NOTE 2  - MUTUAL  HOLDING COMPANY REORGANIZATION

On July 9, 1997, the Bank reorganized from a Pennsylvania mutual savings bank into a Pennsylvania mutual holding company structure (the "Reorganization"). Pursuant to the Reorganization, the Bank, among other things, exchanged its Pennsylvania mutual savings bank charter for a Pennsylvania stock savings charter and formed PHS Bancorp, M.H.C., a Pennsylvania-chartered mutual holding company (the "MHC"). Concurrently with the Reorganization, 1,242,000 shares of the Bank's Common Stock (representing 45% of the then issued and outstanding shares of the Bank's Common Stock) were issued in a public offering to certain depositors of the Bank at a price of $10.00 per share.

The Bank received net proceeds of approximately $11.8 million. The MHC received 1,518,000 shares of the Bank common stock (representing 55.0% of the then issued and outstanding shares of the Bank' a common stock) and $1,000,000 in cash. Subsequent to the Reorganization, the Bank's Employee Stock Ownership Plan ("ESOP") purchased 96,000 shares of common stock of the Bank in open market transactions with funds provided by a third party lender. The ESOP is authorized to purchase up to 99,360 shares of the Bank's common stock (8% of the shares issued in the public offering).

Pursuant to applicable regulations, the Company is required to own more than a majority of the common stock of the Bank, and therefore the Company is able to elect the Board of Directors and otherwise direct the affairs of the Bank. Voting rights in the Company are held by the Board of Directors. Any conversion of the Company to stock form would require, among other things, the approval of qualifying depositors and stockholders of the Bank.

The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (i) the amount required for the liquidation account established in connection with the Reorganization; or (ii) the regulatory capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking ("Department") .


NOTE 3 - EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 1998 have been calculated based upon the weighted average number of shares issued and outstanding. The number of shares used in the earnings per share computation were 2,678,646 and 2,680,311 for the three and nine month periods ended September 30, 1998, respectively. Net income used in the earnings per share computation was $317,576 and $1,127,528 , respectively. The number of shares used in the earnings per share computation were 2,710,388 for both the three and nine month periods ended September 30, 1997. Net income used in the earnings per share computation was $416,074 which represents net income since inception, July 10, 1997.

Shares   outstanding  do  not  include  ESOP  shares  that  were  purchased  and unallocated in accordance with SOP 93-6, "Employers' Accounting for Stock Ownership Plans."


NOTE 4 - STOCK HOLDING COMPANY REORGANIZATION

On November 9, 1998 the Bank completed its reorganization to the stock holding company form of organization. In connection with the reorganization, stockholders of the Bank exchanged their shares of common stock in the Bank for shares of common stock in PHS Bancorp, Inc., a Pennsylvania corporation, on a one for one basis. Upon completion of the reorganization, there were 2,760,000 shares of common stock of PHS Bancorp, Inc. issued and outstanding. PHS Bancorp, M.H.C. owns 55% of the outstanding stock of PHS Bancorp, Inc., the stock holding company.

Beginning Tuesday, November 10, 1998, PHS Bancorp, Inc. succeeded the Bank's common stock in the over-the-counter market on the Nasdaq National Market and, for the first 20 trading days, will trade under the symbol "PHSBD." Upon expiration of the 20-day period, the common stock will trade under the Bank's old symbol "PHSB."

PHS Bancorp, Inc. will file periodic financial reports with the Securities and Exchange Commission.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Bank and the Company undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at September 30, 1998 increased $19.2 million or 8.8% from December 31, 1997. Increases in investment and mortgage-backed securities of $18.6 million and interest-bearing deposits of $1.3 million were partially offset by a decrease in loans receivable of $1.4 million.

Loans receivable at September 30, 1998, of $98.3 million represented a decrease of 1.4% from $99.7 million at December 31, 1997. The decrease in the loan portfolio was primarily attributable to the sale of the Bank's student loan portfolio as the Bank intends to stop originating and holding student loans.

Investment and mortgage-backed securities increased $18.6 million to $123.3 million at September 30, 1998, from $104.7 million at December 31, 1997. This increase was the result of purchases of $36.4 million which were funded by sales of $2.3 million, maturities of $3.5 million, principal repayments of $12.6 million and increased Federal Home Loan Bank advances of $15.4 million. The purchases funded by fixed rate borrowings were part of the Bank's leverage strategy. The sales of securities were in conjunction with a restructuring of the securities portfolio to reduce levels of tax exempt securities to maximize the tax benefits of such securities in light of alternative minimum tax computations.

Total deposits after interest credited at September 30, 1998, were $176.9 million, an increase of $2.6 million or 1.5% from $174.3 million at December 31, 1997.

Advances from the Federal Home Loan Bank of Pittsburgh increased $15.4 million to $27.5 million at September 30, 1998 from $12.1 million at December 31, 1997. This increase was the result of additional borrowings to fund securities purchases, as discussed above.

Other borrowings increased to $418,000 at September 30, 1998 primarily due to borrowings of $448,000 to fund the purchase of 23,400 shares of stock for the Employee Stock Ownership Plan.

Stockholders' equity increased $703,000 for the nine month period ended September 30, 1998, due to net income of $1,128,000 and an increase in net unrealized gains on securities of $414,000. These increases were partially offset by an increase in unearned ESOP shares of $338,000 and cash dividends paid of $524,000.

Results of Operations


Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997

General.
Net income for the three months ended September 30, 1998 decreased by $153,000 to $318,000, from $471,000 for the three months ended September 30, 1997. This decrease was primarily due to a decrease in non-interest income of $18,000 and increases in non-interest expense of $179,000 and increased income tax provisions of $109,000. These decreases were partially offset by an increase in net interest income of $108,000 along with a decrease in provisions for loan losses of $45,000.

Net Interest Income.
Reported net interest income increased $108,000 or 5.8% for the three months ended September 30, 1998. Net interest income on a tax equivalent basis increased by $94,000 or 4.9% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $20.2 million and $22.0 million, respectively). The Bank's net interest rate spread decreased 10 basis points (with 100 basis points being equal to 1%) to 3.34% for the three months ended September 30, 1998. The increase in average earning assets of $20.2 million was primarily due to a $23.1 million increase in average investment and mortgage-backed securities partially offset by a $2.9 million decrease in average loans.

Interest Income.
Interest income totaled $4.1 million for the three months ended September 30, 1998, an increase of $304,000 or 8.1% over the total of $3.8 million for the three months ended September 30, 1997. This increase was mainly due to an increase in the Bank's average interest-earning assets of $20.2 million for the three months ended September 30, 1998. Interest earned on loans increased $5,000 or 0.2%, in 1998. The increase was due to a 27 basis point increase in the yield earned partially offset by a $2.9 million decrease in the average balance of loans. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $299,000 or 18.0%, in 1998. The increase was due to a $19.1 million increase in the average balance of investment and mortgage-backed securities offset by a 7 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $196,000 to $2.1 million for the three months ended September 30, 1998. The increase in interest expense was due to a $22.1 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by an eight basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.
The provision for loan losses decreased by $45,000 to $95,000 for the three months ended September 30, 1998, from $140,000 for the three months ended September 30, 1997. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.
Non-interest income decreased $18,000 to $227,000 for the three months ended September 30, 1998, from $245,000 for the three months ended September 30, 1997. This decrease was primarily due to a decrease in service charges on deposit accounts of $32,000 partially offset by increased rental income of $11,000.

Non-interest Expense.
Non-interest expense increased $178,000 to $1,678,000 for the three months ended September 30, 1998, from $1,500,000 for the three months ended September 30, 1997. This increase was primarily due to increases in compensation and employee benefits (including stock related benefits) of $154,000 for the three months ended September 30, 1998.

The increase in compensation and employee benefits of $154,000 was primarily the result of an accrual for expense related to the Bank's Restricted Stock Plan of $136,000. See also Item 4 - Results of Votes of Securities Holders and Item 5 - Other Information, regarding the Bank's stock benefit plans and stock holding company reorganization.

Income Tax Expense.
Income tax expense increased $109,000 to $93,000 for the three months ended September 30, 1998, from a tax benefit of $16,000 for the three months ended September 30, 1997.


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and September 30, 1997

General.
Net income for the nine months ended September 30, 1998 decreased by $41,000 to $1,128,000, from $1,169,000 for the nine months ended September 30, 1997. This decrease was primarily due to increases in non-interest expense of $493,000 and increased income tax provisions of $213,000. These decreases to net income were partially offset by an increase in net interest income of $470,000 along with an increase in non-interest income of $23,000 and a decrease in provisions for loan losses of $170,000.

Net Interest Income.
Reported net interest income increased $ 470,000 or 9.5% for the nine months ended September 30, 1998. Net interest income on a tax equivalent basis increased by $360,000 or 6.3% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $18.9 million and $12.7 million, respectively). The Bank's net interest rate spread decreased 21 basis points (with 100 basis points being equal to 1%) to 3.26% for the nine months ended September 30, 1998. The increase in average earning assets of $18.9 million was primarily due to a $19.1 million increase in average investment and mortgage-backed securities partially offset by a $0.2 million decrease in average loans.

Interest Income.
Interest income totaled $12.0 million for the nine months ended September 30, 1998, an increase of $860,000 or 7.8% over the total of $11.1 million for the nine months ended September 30, 1997. This increase was mainly due to an increase in the Bank's average interest-earning assets of $18.9 million for the nine months ended September 30, 1998. Interest earned on loans increased $104,000 or 1.7%, in 1998. The increase was due to a 15 basis point increase in the yield earned partially offset by a $0.2 million decrease in the average balance of loans. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $760,000 or 15.4%, in 1998. The increase was due to a $19.1 million increase in the average balance of investment and mortgage-backed securities offset by a 21 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $394,000 to $6.3 million for the nine months ended September 30, 1998. The increase in interest expense was due to a $12.7 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by a one basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.
The provision for loan losses decreased by $170,000 to $275,000 for the nine months ended September 30, 1998, from $445,000 for the nine months ended September 30, 1997. Gross loans at September 30, 1998 totaled $99.6 million compared to $101.4 million at September 30, 1997 resulting in the allowance for loan losses being 1.29% of total loans at September 30, 1998 and 1.37% of total loans at September 30, 1997. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.
Non-interest income increased $23,000 to $712,000 for the nine months ended September 30, 1998, from $689,000 for the nine months ended September 30, 1997. This increase was primarily due to gains on the sale of securities for the nine months ended September 30, 1998 of $117,000, an increase of $40,000 from $77,000 for the nine months ended September 30, 1997, due primarily to the restructuring of the Bank's portfolio as previously discussed, along with increases in gains on sales of loans of $19,000, increased automated teller machine fees of $13,000, and increased rental income of $4,000. These increases were partially offset by a decrease in service charges of $75,000, due to check printing charges being charged directly to depositors accounts instead the printer charging the Bank and the Bank subsequently charging depositors.

Non-interest Expense.
Non-interest expense increased $493,000 to $4,683,000 for the nine months ended September 30, 1998, from $4,190,000 for the nine months ended September 30, 1997. This increase was primarily due to increases in compensation and employee benefits (including stock related benefits) of $431,000 and occupancy and data processing expenses of $ 19,000 for the nine months ended September 30, 1998.

The increase in compensation and employee benefits of $431,000 was primarily the result of increased compensation of $246,000 due to employees working additional hours during the Bank's computer system conversion along with staffing increases and normal merit increases, a $25,000 increase in expense related to the Bank's ESOP, and an accrual for expense related to the Bank's Restricted Stock Plan of $136,000. See also Item 4 - Results of Votes of Securities Holders and Item 5 - Other Information, regarding the Bank's stock benefit plans and stock holding company reorganization.


Income Tax Expense.
Income Tax Expense increased $213,000 to $307,000 for the nine months ended September 30, 1998, from $94,000 for the nine months ended September 30, 1997.


Liquidity and Capital Requirements

General. Liquidity refers to the Bank's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. Maintaining a high level of liquid assets tends to decrease earnings, as liquid assets tend to have a lower yield than other assets with longer terms (e.g. loans) . The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements

The primary activity of the Bank is originating loans and purchasing investment and mortgage-backed securities. During the nine months ended September 30, 1998 and 1997, the bank originated loans in the amounts of $36.1 and $34.9 million, respectively. The Bank also purchases investment and mortgage-backed securities to invest excess liquidity and to supplement local loan demand. During the nine months ended September 30, 1998 and 1997, the Bank purchased investment and mortgage-backed securities in the amounts of $36.4 and $13.3 million, respectively.

The Bank has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. Additional sources of liquidity can be found in the Bank's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Bank has adequate resources to fund all of its commitments.

The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Bank's mutual holding company reorganization and stock issuance, or (2) the regulatory capital requirements imposed by the Department and the FDIC.

Regulatory Capital Requirements. As a condition of deposit insurance, current FDIC regulations require that the Bank calculate and maintain a minimum regulatory capital level on a quarterly basis and satisfy such requirement at the calculation date and throughout the ensuing quarter.

At September 30, 1998, the Bank's Tier I risk-based and total risk-based capital ratios were 28.3% and 29.5%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 12.2% at September 30, 1998. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in the Bank's 1997 Annual Report. See "Market Risk Analysis". Management believes there have been no material changes in the Bank's market risk since December 31, 1997.

Impact of Inflation and Changing Prices

The financial statements and related data have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without consideration for changes in the relative purchasing power of money over time caused by inflation

Unlike industrial companies, nearly all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution' s performance than general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such goods and services are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

Year 2000 Compliance

During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Bank for the millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Bank to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on target. The Bank is currently in Phase 3, Renovation, (which includes code enhancements, program changes, hardware and software upgrades, system replacements and third party vendor monitoring) and Phase 4, Validation, (which includes testing of incremental changes to hardware and software, testing connections with third-party vendors and establishing controls to ensure timely completion of all hardware and software prior to final implementation.) Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Bank is obtained and maintained by an external provider of software (the "External Provider"). The Bank has maintained ongoing contact with this vendor so that modification of the software is a top priority and is expected to be accomplished, though there is no assurance, by December 31, 1998. The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Renovation phase is targeted for completion by December 31, 1998 and the Validation phase is targeted for completion by March 31, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going forward basis. The implementation phase is targeted for completion by September 30, 1999.

The Bank expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Bank does not anticipate that the related costs will be material in any single year. In total, the Bank estimates that it's cost for compliance will amount to approximately $300,000 over the two year period from 1998 - 1999. A significant portion of these costs are not likely to be incremental costs to the Bank, but rather the redeployment of existing resources. As of September 30, 1998 the Bank estimates that approximately $75,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider is unable to resolve the potential problem in time, The Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could hava a significant adverse impact on the financial statements of the Company.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's External Provider, testing plans, and all vendors, suppliers and customer readiness.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                   September 30,            December 31,
                                      1998                      1997
                                      ----                      ----
                                          (Dollars in Thousands)


Loans on nonaccrual basis           $ 383                      $ 757
Loans past due 90 days or more        123                        113
                                     ----                       ----

Total non-performing loans            506                        870
                                     ----                       ----

Real estate owned                       0                         33
                                     ----                       ----

Total non-performing assets         $ 506                      $ 903
                                     ====                       ====

Total non-performing loans to
  total loans                        0.51%                      0.86%
                                     ====                       ====

Total non-performing loans to
  total assets                       0.21%                      0.40%
                                     ====                       ====

Total non-performing assets to
  total assets                       0.21%                      0.41%
                                     ====                       ====

Combined non-performing loans and other non-performing assets at September 30, 1998, represented 0.51% of total loans which was down from 0.86% at year-end 1997. The allowance for loan losses was 253.2% of total non-performing assets at September 30, 1998, and increase of 64.0% from 154.4% at December 31, 1997.

PART II. - OTHER INFORMATION



Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

          At a special meeting of Stockholders of the Bank on August 20, 1998 (and subsequently reconvened on October 22, 1998), the following items were presented:

          Approval of the 1998 Stock Option Plan. The plan received 2,194,957 votes in favor, 75,078 votes against and 16,818 votes abstained.

          Approval  of  the  1998  Restricted  Stock  Plan.  The  plan  received
          2,156,824 votes in favor, 120,406 votes against and 9,258 votes abstained.

          Adoption of an Agreement and Plan of Reorganization to form a middle tier stock holding company. The proposal received 2,144,002 votes in favor, 38,538 votes against and 9,488 votes abstained.

Item 5.  Other Information.

          On May 21, 1998, the Bank adopted an Agreement and Plan of Reorganization whereby the Bank will form an intermediate stock holding company under Pennsylvania law. Existing stockholders of the Bank will exchange their shares for shares of the stock holding company. Upon completion of the reorganization, the Bank will become a wholly owned subsidiary of the stock holding company and the stock holding company will become a majority owned subsidiary of the MHC. The common stock of the holding company will replace the Bank's stock on the Nasdaq National Market under the symbol "PHSB." The reorganization closed on November 9, 1998. See also Item 4. - Results of Votes of Securities Holders.

Item 6. Exhibits and Reports on Form 8 - K.

(a)      The following exhibits are filed as part of this report.

          2.0 Agreement and Plan of Reorganization
          3.1 Articles of Incorporation of PHS Bancorp, Inc.
          3.2 Bylaws of PHS Bancorp, Inc.
          4.3 Stock Certificate of PHS Bancorp, Inc.
          10.4 Amended employment agreement between Peoples Home Savings Bank and James P. Wetzel, Jr.
          10.5 1998 Restricted Stock Plan
          10.6 1998 Stock Option Plan
          11.7 Statement regarding computation of earnings per share (see Note 3 to the Notes to Unaudited Consolidated Financial Statements in the Form 10-Q)
          27.0 Financial Data Schedule*


          (b) Reports on Form 8 - K.

          None.

---------------------------

*   In electronic filing only.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10, 1998





PHS Bancorp, Inc.
-----------------
(Registrant)



By: /s/ James P. Wetzel
    ---------------------------------



James P. Wetzel, Jr.

President and Chief Executive Officer



By: /s/ Richard E. Canonge
    ---------------------------------



Richard E. Canonge

Chief Financial Officer and Treasurer