Form 10-K405
period 1998-12-31
PHS BANCORP INC
filed 1999-03-26
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1998
                         ----------------------------------------
                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   -----------------
SEC File Number 000-23230

                                PHS Bancorp, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

Pennsylvania                                                   23-2744266
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                          Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                     15010
---------------------------------------------                   ---------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (724) 846-7300
                                                    ---------------------
Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                 Name of Each Exchange on which Registered
 -------------------                 -----------------------------------------

 Common Stock, par value             Nasdaq National Market
 $.10 per share

Securities registered pursuant to Section 12(g) of the Act:       None
                                                            ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, Inc., on March 5, 1999, was $12.3 million (981,607 shares at $12.50 per share).

     As of March 5, 1999 there were issued and outstanding 2,760,000 shares of the Registrant's Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)


                                      INDEX
PART I                                                                                       Page

Item 1.   Business.............................................................................1

Item 2.   Description of Properties...........................................................25

Item 3.   Legal Proceedings...................................................................25

Item 4.   Submission of Matters to a Vote of Security-Holders.................................25

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............25

Item 6.   Selected Financial Data.............................................................25

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................26

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................26

Item 8.   Financial Statements and Supplementary Data.........................................26

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure..........................................................................26

PART III

Item 10.  Directors and Executive Officers of the Registrant..................................26

Item 11.  Executive Compensation..............................................................26

Item 12.  Security Ownership of Certain Beneficial Owners and Management......................26

Item 13.  Certain Relationships and Related Transactions......................................26

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................27


PART I

     PHS Bancorp, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; disruptions of the Company's operation due to the "Year 2000 Problem;" and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

     The Bank attracts deposits from the general public and uses such deposits primarily to invest in consumer loans, mortgage-backed and other securities, and to purchase and originate one- to four-family mortgage loans. Because the Bank faces strong competition in originating traditional residential mortgage loans, the Bank has emphasized other forms of lending, including the origination of automobile loans. The principal sources of funds for the Bank's lending and investing activities are deposits, the repayment and maturity of loans and sale, maturity, and call of securities, and FHLB advances. The principal source of income is interest on loans, mortgage-backed and investment securities and the principal expense is interest paid on deposits, FHLB advances and other borrowings.

Mutual Holding Company/Stock Holding Company Reorganization

     On July 9, 1997, the Bank reorganized from a Pennsylvania mutual savings bank into the mutual holding company structure (the "Reorganization"). Pursuant to the Reorganization, the Bank, among other things, exchanged its Pennsylvania mutual savings bank charter for a Pennsylvania stock savings bank charter and formed PHS Bancorp, M.H.C., a Pennsylvania-chartered mutual holding company (the

"M.H.C."). Concurrently with the Reorganization, 1,242,000 shares of the Bank's Common Stock representing 45.0% of the then issued and outstanding shares of the Bank's Common Stock were issued in a public offering to certain depositors of the Bank. Each share of Common Stock was issued and sold at a price of $10.00 per share.

     On November 9, 1998 the Bank completed its reorganization to the stock holding company form of organization. In connection with the reorganization, stockholders of the Bank exchanged their shares of common stock in the Bank for shares of common stock in PHS Bancorp, Inc., a Pennsylvania corporation, on a one for one basis. Upon completion of the reorganization, there were 2,760,000 shares of common stock of PHS Bancorp, Inc. issued and outstanding. PHS Bancorp, M.H.C. owns 55% of the outstanding stock of PHS Bancorp, Inc., the stock holding company. The company's stock now trades under the Bank's old symbol "PHSB."

Geographic Lending Area

     The Bank is authorized to make real estate loans throughout the United States. The Bank's primary market area generally includes Beaver and Lawrence Counties, Pennsylvania, which are between the Pittsburgh, Pennsylvania and Youngstown, Ohio metropolitan areas. The Bank has identified its primary lending area as a twenty mile radius from its principal office in Beaver Falls, Pennsylvania, which includes Beaver County and portions of Lawrence, Allegheny and Butler Counties. These areas were once largely dependent on heavy industry manufacturing, primarily steel. Due to a nationwide recession in the early 1980's and competition from imported steel, these communities suffered a severe recession. Parts of these communities have now moved to a more diversified economic base consisting of food services, light industrial, high technology, educational and health related industries.

     The Bank believes its market area has benefitted from the new Greater Pittsburgh International Airport, which opened in October 1992 in adjacent Allegheny County. Beaver County's largest employers are U.S. Airways, which operates its hub out of the Pittsburgh airport, Beaver County Medical Center, Beaver County Government, LTV Steel and Duquesne Light Co. The unemployment rate has steadily declined in the Bank's market area since the early 1980's, and at December 31, 1998, unemployment in the Bank's market area was approximately at the national average. However, many of the new jobs are in the service sector of the economy and tend to be lower paying than those that previously existed in manufacturing. Average wages in the area are believed to be lower than the national averages.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                              At December 31,
                                       -------------------------------------------------------------------------------------------
                                             1998                1997             1996                 1995               1994
                                       -----------------   -----------------  ---------------    ---------------   ---------------
                                         $          %         $        %        $         %         $       %          $       %
                                       --------  -------   --------   ------  -------  ------    -------  ------   -------  ------
                                                                          (Dollars in Thousands)
Mortgage loans:
  One-to-four family units(1).......   $ 49,084   48.88%   $ 45,108    44.94% $41,279   42.93%   $36,997   42.16%  $37,056   44.65%
  Multi-family units................        554    0.55         217     0.22      353    0.37        865    0.99     1,028    1.24
  Construction......................        326    0.32         304     0.30      150    0.16        259    0.30         -    -
  Commercial........................        941    0.94       1,378     1.37    1,573    1.64      1,934    2.20     2,404    2.90
                                       --------  ------    --------   ------  -------  ------    -------  ------   -------  ------
     Total mortgage loans...........     50,905   50.69      47,007    46.83   43,355   45.10     40,055   45.65    40,488   48.79
Commercial loans....................      3,617    3.60       2,464     2.46    1,967    2.04      1,442    1.64     1,314    1.58
Consumer loans:
  Consumer credit line..............      5,288    5.27       5,468     5.45    5,250    5.46      5,521    6.29     6,027    7.26
  Automobile........................     36,618   36.47      39,569    39.42   39,215   40.79     34,710   39.55    29,351   35.36
  Other(2)..........................      3,990    3.97       5,859     5.84    6,352    6.61      6,005    6.84     5,744    6.92
                                       --------  ------    --------   ------  -------  ------    -------  ------   -------  ------
     Total consumer loans...........     45,896   45.71      50,896    50.71   50,817   52.86     46,236   52.68    41,122   49.54
Lease financing receivables.........          -        -          -         -       4        -        26    0.03        74    0.09
                                       --------  ------    --------   ------  -------  ------    -------  ------   -------  ------
     Total loans....................    100,418  100.00%    100,367   100.00%  96,143  100.00%    87,759  100.00%   82,998  100.00%
                                                 ======               ======           ======             ======            ======
Less:
  Loans in process..................        219                 370               105                263                62
  Deferred loan fees................     (1,002)             (1,088)           (1,169)            (1,108)           (1,026)
  Allowance for losses on loans.....      1,287               1,394             1,434              1,274             1,085
                                        -------             -------           -------             ------            ------
     Total loans, net...............   $ 99,914             $99,691           $95,773            $87,330           $82,877
                                        =======             =======            ======             ======            ======

--------------------
(1)  Includes home equity and junior lien mortgage loans.
(2) Consists primarily of student loans held for sale and secured and unsecured personal loans.

     Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $48.5 million, $40.5 million, and $37.1 million for the three years ended December 31, 1998, 1997 and 1996. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                     1-4 Family        Other      Commercial
                                     Real Estate    Real Estate    Loans and
                                      Mortgages      Mortgages      Leases        Consumer         Total
                                      ---------      ---------      ------        --------         -----
                                                             (Dollars in Thousands)
Nonperforming....................   $    214       $      -       $    20       $    293      $     527
                                     -------        -------        ------        -------       --------
Amounts Due:
  Less than 1 year...............        520             13           171          6,588          7,292

After 1 year:
  1 to 3 years ..................      1,614             16           405         12,237         14,272
  3 to 5 years...................      8,733              8           935         20,881         30,557
  5 to 10 years..................     14,794            960           660          5,316         21,730
  Over 10 years..................     23,535            498         1,426            581         26,040
                                     -------        -------        ------        -------       --------
     Total due after one year....     48,676          1,482         3,426         39,015         92,599
                                     -------        -------        ------        -------       --------
     Total amount due............     49,410          1,495         3,617         45,896        100,418
                                     -------        -------        ------        -------       --------

Less:
  Allowance for losses on loans..        255             30            72            930          1,287
  Loans in process...............        219              -             -              -            219
  Deferred loan fees.............        126              -             -         (1,128)        (1,002)
                                     -------        -------        ------        -------       --------
     Loans receivable, net.......    $48,810         $1,465        $3,545        $46,094        $99,914
                                     -------        -------        ------        -------       --------

-------------------
(1) Includes $326,000 in construction loans on one-to-four family residences. Construction loans are written as permanent loans at the loan's conception, with a specified period of time to complete construction.


         The following table sets forth the dollar amount of all loans due after December 31, 1999 which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                       Floating or
                                      Fixed Rates   Adjustable Rates   Total
                                      -----------   ----------------   -------
                                                     (In Thousands)
One-to-four family units............   $46,598          $2,078         $48,676
Other real estate mortgages.........     1,482               -           1,482
Commercial loans and leases.........     2,645             781           3,426
Consumer............................    39,015               -          39,015
                                       -------          ------         -------
     Total..........................   $89,740          $2,859         $92,599

     One-to-four Family Lending. The Bank originates fixed rate-loans for terms of 15 to 30 years. The Bank seeks to reduce its risk by originating adjustable-rate loans. The Bank also offers a one-year adjustable rate loan with an interest rate indexed to the one-year Treasury, with a cap on interest rate increases of 2% per year and 6% over the life of the loan.

     The original contractual loan repayment period on residential mortgage loans generally average 20 years. However, the Bank's experience has been that the average life of those loans has been substantially shorter than the contractual period. The average life based upon the Bank's experience has been approximately 10 to 12 years.

     The majority of the Bank's one- to four-family residential loans are underwritten in accordance with the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines to facilitate their sale in the secondary market (although the Bank usually retains residential mortgages for portfolio). Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

     Included in the Company's one- to four-family loan portfolio are home equity loans and second mortgage loans. Second mortgages are generally fixed rate with interest rates based on market rates. In most instances, the Bank holds the first lien on a second mortgage. At December 31, 1998, such loans totaled $20.9 million, or 20.8% of the Company's total loan portfolio.

     Multi-Family Residential Real Estate. The Bank also originates multi-family residential real estate loans. The Bank's multi-family residential real estate loans are permanent loans primarily secured by apartment buildings. The largest multi-family residential real estate loan was secured by several rental properties located in Beaver County, Pennsylvania, with an outstanding balance of $435,000 at December 31, 1998. Multi-family residential real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Bank makes both adjustable and fixed-rate multi-family residential real estate loans. The adjustable rate loans have terms of up to 15 years, the rate of interest is tied to the Wall Street Journal prime rate.

     Construction. The Bank will occasionally originate loans to finance the construction of one- to four-family residences. Constructions loans typically are originated directly to the owners of pre-sold single-family houses that are being built, and generally convert to a permanent loan upon completion of construction. Construction loans require payment of interest only during the construction period and are offered at the same rates as the Bank's one- to four-family permanent mortgage loan rates.

     Commercial Real Estate. The Bank originates commercial real estate loans. The Bank's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, and other non-residential buildings. Essentially all originated commercial real estate loans are within the Bank's market area. The largest commercial real estate loan was secured by a medical office building in Beaver County, Pennsylvania, with a balance of $269,000 on December 31, 1998. Commercial real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Bank makes both adjustable and fixed-rate commercial real estate loans. Commercial real estate loans are primarily adjustable rate loans with terms of up to 15 years, with the rate tied to the Wall Street Journal prime rate.

     Commercial Loans. Subject to the restrictions contained in the Pennsylvania Banking Code of 1965, as amended, federal laws and the regulations promulgated thereunder, the Bank is authorized to make secured or unsecured commercial business loans for corporate and agricultural purposes, including issuing letters of credit.

     Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     Commercial business loans are generally provided to various types of closely-held businesses located principally in the Bank's primary market area. The Bank's commercial business loans may be structured as term loans or as revolving lines of credit. Commercial business term loans generally have terms of seven years or less and interest rates which float in accordance with the prime rate, although the Bank also originates commercial business loans with fixed rates of interest. The Bank's commercial term loans generally are secured by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

     Consumer Loans. The Bank's consumer lending portfolio has steadily increased since its inception in 1982. Consumer loans are all originated in the Bank's local market area and generally have maturities of one to seven years. Consumer loans are generally collateralized by personal property (primarily new and used automobiles) or secondary liens on real estate. Unsecured consumer loans are only made up to $20,000. The Bank does not participate in any secondary market consumer loans and all such loans are originated by the Bank.

     Consumer loans are shorter term and generally contain higher interest rates than residential loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improved the matching of its rate sensitive assets and liabilities.

     The largest category of the Company's consumer loan portfolio is loans secured by new and used automobiles. Automobile loans amounted to $36.6 million or 79.8% of the Company's total consumer loan portfolio at December 31, 1998. These loans have terms of up to six years, depending on the age of the automobile. The Bank requires that the vehicles be insured and the Bank be listed as the loss payee on the insurance policy. These loans are obtained primarily indirectly by the Bank through a network of over 20 new and used car dealers located within the Bank's primary market area with whom the Bank has ongoing relationships. Dealers are selected based upon their stability and location, among other factors. The Bank began offering this type of lending in June 1993 and currently originated approximately equal amounts of loans secured by new and used automobiles. The lending and support staff and data processing system have since been enhanced as the portfolio has grown. Each loan is individually underwritten and processed by the Bank pursuant to the Bank's underwriting policies prior to its origination of the loan. All borrower information is confirmed by the Bank before an automobile loan is approved. The dealer generally retains a reserve on each loan originated. Indirect loans are generally made under terms which do not allow the Bank to seek recourse from the dealer in the event of default. During fiscal 1998, 1997 and 1996, the Company charged net credit losses against its allowance for loan losses of $383,000 or 1.04%, $419,000 or 1.06% and $208,000 or 0.58% of its average indirect auto loans, respectively.

     The Company's consumer loans also include credit extended pursuant to VISA credit cards issued by the Bank, student loans and secured and unsecured personal loans.

     Consumer loans entail greater risks than one-to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. Management seeks to minimize the risks associated with automobile lending by, among other things, maintaining seasoned employees knowledgeable with this type of lending, underwriting loans pursuant to the Bank's underwriting standards, establishing relationships with automobile lenders who submit loan applications, and limiting business with any single dealer to no more than 25% of the outstanding automobile loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. See "- Non-performing Loans and Problem Assets" for information regarding the Bank's loan loss experience and reserve policy.

     Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 1998, the Bank's largest aggregation of loans to one borrower was $435,000, consisting of one loan secured by several rental properties in Beaver County, which was within the Bank's legal lending limit to one borrower of $4.2 million at such date. At December 31, 1998, this loan was current and at a market rate of interest.

     Loan Purchases and Sales. The Company's activity in the secondary mortgage market mainly consists of the purchase and sale of mortgage-backed securities. The Bank originates and holds residential and commercial loans until maturity. Prior to 1984, the Bank from time-to-time had purchased participation interests in residential mortgage pools and commercial real estate loans. Currently the Bank does not purchase such loans. In June 1993, the Bank entered into an agreement with the Student Loan Marketing Association to sell all qualifying student loans held by the Bank.

The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                  Year Ended December 31,
                                           ----------------------------------
                                             1998         1997          1996
                                           --------    --------       -------
                                                      (In Thousands)
BEGINNING LOANS RECEIVABLE..............  $100,367     $ 96,143       $87,759

Loan originations:
  One-to-four family....................    18,596       13,515        12,810
  Multi-family..........................       450            -             -
  Other real estate.....................         -          220           215
  Commercial and leases.................     3,127        1,472         1,405
Consumer Loans:
  Savings account loans.................       446          351           547
  Consumer Credit Line..................     7,052        5,334         1,832
  Automobile............................    18,234       22,075        23,283
  Other.................................     1,926        2,335         6,129
                                          --------     --------       -------
     Total loans originated.............    49,831       45,302        46,221
Sales and loan principal reductions:
  Loan principal reductions.............    48,484       40,531        37,137
  Loans sold(1).........................     1,296          547           700
                                          --------     --------       -------
ENDING LOANS RECEIVABLE.................  $100,418     $100,367       $96,143
                                          --------     --------       -------

---------------------
(1)      Loans sold consist of student loans held for sale.

     Loan Commitments. The Bank generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The total amount of the Bank's commitments to extend credit as of December 31, 1998, 1997 and 1996 was $19.9 million, $14.8 million, $13.4 million, respectively.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank received loan origination and commitment fees for originating or purchasing loans. In accordance with GAAP, all loan origination fees net of certain loan origination costs over the related life of the loan are amortized.

     The Bank's loan origination fees generally are 1.0% for multi-family and commercial real estate loans. The total amount of deferred loan costs and net discounts on loans originated and purchased as of December 31, 1998 was $1.0 million.

     The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Non-performing Loans and Problem Assets.

     Non-performing Assets. The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods indicated the Bank had no restructured loans.

                                                                                   At December 31,
                                                                ----------------------------------------------------
                                                                1998        1997       1996       1995        1994
                                                                -------    -------     -------    ------     -------
                                                                              (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Loans secured by 1-4 family dwelling units................    $   204     $  347      $  769    $   668     $  605
  All other mortgage loans..................................         --         --          --         63         63
Non-mortgage loans:
  Commercial................................................         20         33          17         --         --
  Consumer..................................................        168        377         367        251         72
                                                                 ------      -----      ------     ------      -----
Total.......................................................    $   392     $  757      $1,153    $   982     $  740
                                                                =======     ======      ======    =======     ======
Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Loans secured by 1-4 dwelling units.......................    $    10     $   61      $   65    $    49     $  125
  All other mortgage loans..................................         --         --          --        192         --
Non-mortgage loans:
  Commercial and leases.....................................         --         --          --          5         13
  Consumer..................................................        125         52          65         80         24
                                                                 ------      -----      ------     ------      -----
Total.......................................................    $   135     $  113      $  130    $   326     $  162
                                                                =======     ======      ======    =======     ======
Total non-performing loans .................................    $   527     $  870      $1,283    $ 1,308     $  902
                                                                =======     ======      ======    =======     ======
Real estate owned...........................................    $    --     $   33      $   42    $   275     $  331
                                                                =======     ======      ======    =======     ======
Total non-performing assets.................................    $   527     $  903      $1,325    $ 1,583     $1,233
                                                                =======     ======      ======    =======     ======
Total non-performing loans to total loans...................       0.52%      0.87%       1.33%      1.49%      1.09%
                                                                =======     ======      ======    =======     ======
Total non-accrual and accrual loans to total assets.........       0.22%      0.40%       0.63%      0.66%      0.48%
                                                                =======     ======      ======    =======     ======
Total non-performing assets to total assets.................       0.22%      0.41%       0.66%      0.80%      0.66%
                                                                =======     ======      ======    =======     ======

     During the years ended December 31, 1998, 1997, and 1996, approximately $47,000, $85,000, and $59,000, respectively of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods amounted to approximately $29,000, $50,000, and $56,000, during the years ended December 31, 1998, 1997, and 1996, respectively.

     Management of the Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the Pennsylvania Department of Banking (the "Department") classification of asset regulations. At December 31, 1998, the Bank had no loans classified as troubled debt restructuring.

     Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent loss allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off.

     An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

     Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

     At December 31, 1998, the Bank had total classified assets of $710,000, of which $596,000, $66,000 and $48,000 were considered substandard, doubtful, and loss, respectively. Special mention assets totaled $602,000 at December 31, 1998.

     Allowance for Loan and Lease Losses and REO. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established.

     While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

     In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is the Bank's policy to review its loan portfolio, in accordance with regulatory classification procedures, on a quarterly basis. Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

         The following table sets forth certain information regarding the Bank's allowances for loan losses at the dates indicated.

                                                                                  At December 31,
                                                                ----------------------------------------------------
                                                                  1998      1997        1996       1995        1994
                                                                -------    -------     -------    -------    -------
                                                                                (Dollars in Thousands)
Total loans outstanding.....................................   $100,418   $100,367     $96,143    $87,759    $82,998
                                                                =======    =======      ======     ======     ======
Average loans outstanding...................................    $99,253    $99,594     $92,834    $87,209    $75,111
                                                                =======    =======      ======     ======     ======
Allowance balances (at beginning of period).................    $ 1,394    $ 1,434     $ 1,274    $ 1,085   $    902
Add provisions charged to operations........................        365        555         455        370        300
Less Charge-offs:
  Residential...............................................         23        119          12          1         17
  Commercial real estate....................................          -          -          21          -         15
  Commercial business loans.................................          9          -           4          -         15
  Consumer..................................................        495        533         270        208         78
                                                                -------     ------      ------     ------    -------
     Sub-total..............................................        527        652         307        209        125
                                                                -------     ------      ------     ------    -------
Add: Recoveries
  Residential...............................................         12          8           1          -          6
  Commercial real estate....................................          -          6           -          -          -
  Commercial business loans.................................          -          -           -          -          2
  Consumer..................................................         43         43          11         28          -
                                                                -------     ------      ------     ------    -------
     Sub-total..............................................         55         57          12         28          8
                                                                -------     ------      ------     ------    -------
Net loans charged-off.......................................        472        595         295        181        117
                                                                -------     ------      ------     ------    -------
Allowance balance, at end of period.........................   $  1,287   $  1,394    $  1,434   $  1,274   $  1,085
                                                                =======    =======      ======     ======     ======
Allowance for loan losses as a
  percent of total loans outstanding........................       1.28%      1.39%       1.49%      1.45%      1.31%
Net loans charged-off as a
  percent of average loans outstanding......................       0.48%      0.60%       0.32%      0.21%      0.16%



     To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, considering the Bank's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 1998 is adequate.

     In providing for loans to customers, banks are subject to the risk of loan losses as one of the costs of lending. While management recognizes and charges against the allowance for loan losses accounts which are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount is charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize this potential risk.

     The amount charged to earnings is based upon several factors such as, quarterly review of all significant loans, commitments outstanding, and real estate owned, a continuing review of problem or nonperforming loans and overall portfolio quality; regular examinations of the loan and real estate owned portfolios quality; regular examinations of the loan and real estate owned portfolios by representatives of regulatory agencies and independent accountants; management's judgment with respect to economic conditions and their impact on the existing loan portfolio.

     The Bank currently does not purchase loans in the secondary market. However, in 1983 the Bank purchased a 90 percent participation in residential loans secured by shareholders' stock in co-operative units located in a multi-family housing facility in Arlington, Virginia (the "Co-operative Loans"). The balance of these loans was approximately $1.3 million at December 31, 1998. At December 31, 1998, these loans were performing according to their current loan terms. Management will continue to monitor these loans closely and has included these loans in the calculation of the general loan loss reserves.

         The following table exhibits a breakdown by loan category of the allowance for loan losses.

                                                                          December 31,
                                ---------------------------------------------------------------------------------------------------
                                      1998                1997               1996                  1995                 1994
                                ----------------    -----------------   ------------------   ------------------    ----------------
                                          % of                 % of                % of                 % of                % of
                                        loans in             loans in             loans in             loans in            loans in
                                          each                each                 each                  each               each
                                        category             category             category             category            category
                                        to total             to total            to total             to total            to total
                                Amount   loans       Amount   loans      Amount   loans       Amount    loans      Amount   loans
                                ------ ---------     ------ ---------    ------  ---------    ------   --------    ------ ---------
                                                                       (Dollars in Thousands)
Real estate mortgage loans....  $  285    50.69%   $  397      46.83%   $  462      45.10%   $  419      45.64%  $  386    48.78%
Commercial business loans and
lease financing receivables...      72     3.60        71       2.46        61       2.04        65       1.67       58     1.67
Consumer loans................     930    45.71       926      50.71       911      52.86       790      52.69      641    49.55
                                 -----   ------     -----     ------     -----     ------     -----     ------   ------   ------
     Total....................  $1,287   100.00%   $1,394     100.00%   $1,434     100.00%   $1,274     100.00%  $1,085   100.00%
                                 =====   ======     =====     ======     =====     ======     =====     ======    =====   ======


         The following table sets forth certain information regarding the Bank's allowance for REO losses for the periods indicated.

                                                                  For the Year Ended December 31,
                                                          ----------------------------------------------
                                                          1998         1997         1996          1995         1994
                                                          ----         ----         ----          ----         ----
                                                                           (Dollars in Thousands)
Total real estate owned, net.........................     $    --       $   33       $    42        $ 275        $ 331
                                                           ======        =====          ====         ====         ====
Allowance balances, beginning of period..............     $    --       $   25       $   396        $ 409        $ 446
Provisions charged to operations.....................          --           11            18            1           29
Charge-offs..........................................          --           36           389           14           66
                                                           ------       ------          ----         ----
Allowance balance, end of period.....................     $    --       $   --       $    25        $ 396        $ 409
                                                           ======        =====          ====         ====         ====
Allowance for losses on real estate owned
  as a percent of net real estate owned..............          --%          --%        59.52%      144.00%      123.56%
                                                           ======        =====          ====         ====         ====

Investment Activities

     General. Pennsylvania-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and loans to other banking institutions on Federal Funds. Subject to various restrictions, state chartered institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. A significant portion of the Bank's income during recent years has been attributable to interest income and gains from the sale of investment securities. For example, $2.6 million of the $16.1 million for the year ended December 31, 1998, in total interest income for the Company was attributable to interest on investment securities.

     The Investment Policy of the Bank, which is established by the Board of Directors is designed to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. The policy currently provides for investment, held for sale, and trading portfolios, although the Bank does not currently engage in trading investment securities, and does not anticipate doing so in the future.

     The Bank maintains a portfolio of securities available for sale to enhance total return on investments value. These assets are accounted for at fair market value. The Bank's Investment Policy designates what securities may be maintained in this portfolio.

     Mortgage-backed Securities. To deploy excess liquidity, the Bank also purchases mortgage-backed securities guaranteed by participation certificates issued by FHLMC, the Government National Mortgage Association ("GNMA") and FNMA. The mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC or FNMA and secured by interest in pools of conventional mortgages originated by other financial institutions. A majority of the FNMA and FHLMC securities are classified as held-to-maturity, while most of the Bank's GNMA securities are fixed-rate and classified as available-for-sale.

     Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

     Investment decisions are made within policy guidelines established by the Board of Directors.

     Investment and Mortgage-backed Securities Portfolios. The following table sets forth the carrying value of the Bank's investment and mortgage-backed securities portfolios, short-term investments and FHLB stock at the dates indicated. At December 31, 1998, the carrying and market value of the Bank's investment and mortgage-backed securities portfolio was $135.4 million and $136.6 million, respectively. The market value is equal to the carrying value for interest-bearing deposits and FHLB stock.

                                                                                   December 31,
                                                                        ----------------------------------
                                                                        1998           1997           1996
                                                                        ----           ----           ----
                                                                                  (In Thousands)
Investment and mortgage-backed securities held to maturity:
  U.S. Government Agency securities...............................   $13,927        $ 6,998        $ 3,000
  Corporate obligations...........................................     2,981            999          3,999
  Obligations of States and Political Subdivisions................     1,238          2,017          3,769
  Mortgage-backed securities......................................    42,287         40,234         31,138
                                                                      ------         ------         ------
    Total investment and
       mortgage-backed securities.................................    66,433         50,248         41,906
Interest-bearing deposits.........................................     9,332          3,308          3,004
FHLB stock........................................................     1,545          1,020            972
                                                                      ------         ------         ------
     Total investments............................................   $77,310        $54,576        $45,882
                                                                      ======         ======         ======

                                                                                   December 31,
                                                                        -------------------------------------
                                                                        1998           1997           1996
                                                                        ----           ----           ----
                                                                                  (In Thousands)
Investment and mortgage-backed securities available for sale:
  U.S. Government Treasury securities.............................      $ 9,132        $ 6,087        $ 6,129
  Corporate obligations...........................................            -             49             92
  Real estate mortgage investment conduits........................          102            518            852
  Obligations of States and Political Subdivisions................       15,963         17,599         19,615
  Mortgage-backed securities......................................       32,878         30,159         25,794
                                                                        -------        -------         ------
     Total investments............................................      $58,075        $54,412        $52,482
                                                                        =======        =======         ======

     During the years ended December 31, 1998, 1997 and 1996, excluding U.S. Government Treasury and Agency securities, the Company had no securities of a single issuer that exceeded 10% of stockholders' equity except as listed below.

                                  December 31, 1998              December 31, 1997              December 31, 1996
                              -------------------------      -------------------------      -------------------------
Issuer                        Aggregate       Aggregate      Aggregate       Aggregate      Aggregate       Aggregate
                                Book           Market          Book           Market          Book           Market
                                Value           Value          Value           Value          Value           Value
                                -----           -----          -----           -----          -----           -----
                                                                 (In Thousands)
General Electric
Capital Corporation             $2,981         $2,981          $    -          $    -         $    -          $    -


     Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 1998.

                                                                                                                    Total Investment
                                                                                                                          and
                                         One Year             One to           Five to        More than              Mortgage-backed
                                          or Less           Five Years        Ten Years       Ten Years                Securities
                                     Carrying  Average  Carrying  Average Carrying Average Carrying  Average Carrying Average Market
                                      Value   Yield(1)   Value    Yield(1) Value Yield(1)  Value    Yield(1)  Value   Yield(1) Value
                                      -----   --------   -----    -------- --------------  -----    --------  -----   --------------
                                                                       (Dollars in Thousands)
Available for Sale:
U.S. Government Treasury Obligations.   $5,072   6.73%   $4,060   5.53%    $   --     --%  $    --     --%  $ 9,132   6.20%  $ 9,132
Obligations of states and political
 subdivisions                               --      --    5,663   9.49      1,085   9.21     9,215   8.17    15,963   8.71    15,963
Real estate investment conduits......       --      --       15   6.04         --     --        87   6.10       102   6.09       102
Mortgage-backed securities...........       --      --       29   7.20        633   7.21    32,216   7.24    32,878   7.24    32,878
     Total...........................   $5,072   6.73%   $9,767   7.83%    $1,718   8.47%  $41,518   7.44%  $58,075   7.48%  $58,075

Held to Maturity:
U.S. Government Agency securities....   $1,000   5.65%   $7,597   6.17%    $2,778   5.65%   $2,552   5.40%  $13,927   5.89%  $14,321
Obligations of states and political
 subdivisions                               --      --       --     --        245   7.07       993   8.19     1,238   7.97     1,280
Corporate obligations................    2,981    5.23       --     --         --     --        --     --     2,981   5.23     2,981
Mortgage-backed securities...........       --      --       --     --         --     --    48,287   7.00    48,287   7.00    48,768
     Total...........................   $3,981    5.34%  $7,597   6.17%    $3,023   5.77%  $51,832   6.94%  $66,433   6.71%  $67,350


--------------
(1) Interest income is shown on a fully tax equivalent basis assuming a 34% federal income tax rate.

Deposit Portfolio

         Deposits in the Bank as of December 31, 1998, were represented by various types of savings programs described below.

                                                                 Interest Rate         Balance
                                                                     as of             as of         Percentage
                                                                 December 31,       December 31,      of Total
Category                             Term                            1998              1998(1)        Deposits
--------                             ----------                  ----------------   -------------   ------------

NOW Checking and
  Demand Deposit Accounts             None                           0.00% - 0.05%       $ 25,854          14.26%
Regular Savings                       None                                   2.00%         27,601          15.23
Money Market Accounts                 None                           2.22% - 4.55%         25,131          13.87

Certificates of Deposit:
  Fixed Term, Fixed Rate               1 - 3 months                          3.94%            929           0.51
  Fixed Term, Fixed Rate               4 - 6 months                          3.96%         10,435           5.76
  Fixed Term, Fixed Rate               7 - 12 months                         4.18%         15,699           8.66
  Fixed Term, Fixed Rate              13 - 24 months                 4.43% - 4.91%         12,656           6.98
  Fixed Term, Fixed Rate              25 - 36 months                 4.91% - 5.15%         23,836          13.15
  Fixed Term, Fixed Rate              37 - 48 months                         5.15%          4,391           2.42
  Fixed Term, Fixed Rate              49 - 120 months                5.15% - 5.39%         11,683           6.44
  IRA Fixed Term, Variable Rate       60 months                              4.45%          9,408           5.19
  IRA Fixed Term, Fixed Rate          60 months                              5.39%         10,813           5.96
  Jumbo Certificates                                                 4.30% - 4.60%          2,677           1.48
                                                                                         --------        -------
                                                                                          181,113          99.91
                                      Accrued interest on deposits                            154           0.09
                                      Total                                              $181,267         100.00%
                                                                                         ========        =======

---------------------
(1) In thousands

     Time Deposits by Rate. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                      At December 31,
                                               1998         1997         1996
                                             -------     --------     --------

Weighted Average Rate
  2.01% - 4.00%...........................  $  6,056   $       --    $     235
  4.01% - 6.00%...........................    79,040       81,984       88,947
  6.01% - 8.00%...........................    17,431       19,445       20,797
  8.01% - 10.00%..........................        --          292          634
                                            --------     --------     --------
                                             102,527      101,721      110,613
Accrued interest on certificate accounts..       154          181          250
                                            --------     --------     --------
     Total................................  $102,681     $101,902     $110,863
                                            ========     ========    =========

     Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                     At December 31,
                          --------------------------------------------------------------------
                          December 31,  December 31,   December 31,   December 31,
                              1999          2000           2001           2002          Total
                           ------       --------       --------        -------      ---------
Interest Rate
  2.01% - 4.00%........    $ 6,056       $    --        $    --       $     --      $  6,056
  4.01% - 6.00%........     36,027        12,145         11,952         18,916        79,040
  6.01% - 8.00%........      5,064         7,161            399          4,807        17,431
  8.01% - 10.00%.......         --            --             --             --            --
                           -------       -------        -------        -------      --------
                           $47,147       $19,306        $12,351        $23,723      $102,527
                           =======       =======        =======        =======      ========
Accrued interest
  on certificate
  accounts.............                                                                  154
                                                                                    --------
     Total.............                                                             $102,681
                                                                                    ========


     Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $9.2 million, $7.9 million and $8.7 million at December 31, 1998, 1997 and 1996, respectively with maturities as of December 31, 1998 as follows:

Maturity Period                                Certificates of Deposit
---------------                                -----------------------
                                                   (In Thousands)
Within three months.........................          $    818
Beyond three but within six months..........             1,282
Beyond six but within twelve months.........               880
Beyond one year.............................             6,174
                                                      --------
     Total..................................            $9,154
                                                      ========



Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1998     1997      1996
                                                      ----     ----      ----
Net increase (decrease) before interest credited..  $  818  $(7,692)  $(3,609)
Interest credited.................................   6,009    6,053     5,990
Net increase (decrease) in savings deposits.......  $6,827  $(1,639)   $2,381



     Borrowings. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Pittsburgh and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Pittsburgh are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government). It is the Bank's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

     The following table sets forth information concerning FHLB advances during the periods indicated (includes both short- and long-term advances).


                                                      Year Ended December 31,
                                                    --------------------------
                                                    1998       1997      1996
                                                    ----       ----      ----
                                                     (Dollars in Thousands)
FHLB advances:
  Average balance outstanding...................  $19,435     $6,131   $ 8,059
  Maximum amount outstanding at any
    month-end during the year...................   30,895     12,117    11,400
  Weighted average interest rate during the year     5.89%      5.69%     5.67%
  Total FHLB advances at end of period..........   30,895     12,117     8,100
  Weighted Year End Rate........................     5.59%      6.11%     6.45%


Subsidiary Activity

     The only subsidiary of the Company is the Bank. The Company owns 100% of the outstanding capital stock of the Bank.

Personnel

     As of December 31, 1998, the Bank had 77 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Competition

     The Bank faces strong competition in its attraction of savings deposits, which are its primary source of funds for lending, and in the origination of real estate and consumer loans. The Bank's competition for savings deposits and loans historically has come from other savings institutions and commercial banks located in the Bank's market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and automobile finance companies for automobile loans; and faces competition for investor funds from short-term money market securities and corporate and government securities. The Bank's market area primarily includes Beaver and Lawrence Counties, Pennsylvania, which are between the Pittsburgh, Pennsylvania and Youngstown, Ohio Metropolitan areas.

     The Bank competes for loans by charging competitive interest rates and loan fees, remaining efficient and providing a wide range of services to its customers. The Bank offers all consumer banking services such as checking accounts, certificates of deposit, retirement accounts, consumer and mortgage loans and ancillary services such as safe deposit boxes, convenient offices and drive-up facilities, automated teller machines and overdraft protection. These services help the Bank compete for deposits. The Bank offers competitive rates on deposits.

Legal Proceedings

     The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 1998 that would have a material effect on the operations or income of the Company.

                           REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Bank

     General. As a Pennsylvania chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation and examination by the Department, the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits to the maximum extent permitted by law, and to a much less or extent, by the Federal Reserve. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

     Pennsylvania Savings Bank Law. The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

     One of the purposes of the Banking Code is to provide savings banks with the opportunity to be fully competitive with each other and with other financial institutions existing under other state, federal and foreign laws. To this end, the Banking Code provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered institutions from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and (2) the savings bank meets the fully phased-in capital requirements. Accordingly, the ability of the Banking Code to provide additional operating authority to the Bank is limited by the FDIA.

     The Department generally examines each savings bank not less frequently than once every two years. The Banking Code permits the Department to accept the examinations and reports of the FDIC in lieu of the Department's examination. The present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

     Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. During the year ended December 31, 1998, the Bank paid $105,000 in assessments, including approximately $.064 per $100 in deposits to the Financing Corp. (Fico Bonds).


     Regulatory Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy prescribing the capital adequacy requirements for state-chartered banks, some of which, like the Bank, are not members of the Federal Reserve. At December 31, 1998, the Bank exceeded all regulatory capital requirements and is classified as "well capitalized."

     The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     A bank which has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

     The Bank is also subject to Department regulations. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

     The Bank was in compliance in both the FDIC and Pennsylvania capital requirements at December 31, 1998.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, and to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu. The Bank received a "satisfactory" rating in its last CRA examination in May, 1996.

     Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Holding Company and any company which would be under common control with the Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Bank had $1.5 million in FHLB stock, which was in compliance with this requirement. For the year ended December 31, 1998, dividends paid by the FHLB of Pittsburgh to the Bank totalled approximately $78,000.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 1998, the Bank met its reserve requirements.

Regulation of the Company

     General. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve and by the Department. This regulation is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department.

     BHCA Activities and Other Limitations. The Bank Holding Company Act of 1956, as amended ("BHCA"), prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. In determining whether to authorize a bank holding company (or a company that will become a bank holding company) to acquire control of a bank, the Federal Reserve takes into consideration the financial and managerial resources of the bank holding company, as well as those of the bank to be acquired, and considers whether the acquisition is likely to have anti-competitive effects or other adverse effects. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the operations of the existing bank subsidiaries of the bank holding company are principally conducted unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% or more of the voting shares of a bank to acquire additional shares of such bank.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to weigh expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include those of operating a mortgage company, a finance company, a credit card company, a factoring company, a trust company or a savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; leasing personal property on a full-payout (and, to a limited extent, less than full-payout), non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

     Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

Item  2.  Description of Properties
-----------------------------------

Properties

     The Company is headquartered in Beaver Falls, Pennsylvania and operates through its wholly owned subsidiary, Peoples Home Savings Bank. The Bank operates through it's administrative office, its main office and eight branch offices. The Bank's total investment in office property and equipment is $7.7 million with a net book value of $4.5 million at December 31, 1998. The Bank currently operates automated teller machines at most of its branch offices (six machines).

     The Bank utilizes Jack Henry's Silverlake Software on an inhouse computer system. The Bank has been advised by Jack Henry that the Silverlake Software is year 2000 compliant.

Item 3.  Legal Proceedings
--------------------------

     Neither the Bank nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under " Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 ("Annual Report") on pages 4 and 5, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report on pages 2 through 3, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 5 through 15, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The above captioned information appears under "Market Risk Analysis" in the Annual Report on pages 11 and 12 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by SR Snodgrass, A.C. appears in the Annual Report on pages 16 through 44, and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I-Election of Directors" at pages 3 to 7 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 22, 1999 (the "Proxy Statement"), which was filed with the SEC on March 18, 1999 and incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 2 and 3.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement on page 13.

                                     PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                         PAGE
                                                                         ----

Independent Auditors' Report..............................................16
Consolidated Balance Sheets as of December 31, 1998 and 1997..............17
Consolidated Statements of Income For the Years Ended December 31,
   1998, 1997 and 1996....................................................18
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996....................19
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996........................................20
Notes to Consolidated Financial Statements................................21

     The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

          (a)  The following exhibits are filed as part of this report.

          2.0  Agreement and Plan of Reorganization*
          3.1  Articles of Incorporation of Peoples Home Savings Bank*
          3.2  Bylaws of Peoples Home Savings Bank*
          4.0  Form of Stock Certificate of PHS Bancorp, Inc.*
          10.1 Amended Employment Agreement between Peoples Home Savings Bank and James P. Wetzel, Jr.*
          10.2 1998 Restricted Stock Plan*
          10.3 1998 Stock Option Plan*
          11.0 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)
          13.0 Annual Report to Stockholders for the fiscal year ended December 31, 1998
          21.0 Subsidiary of the Registrant (see "Item 1 Business - Subsidiary Activity" herein)
          23.0 Consent of Accountants
          27.0 Financial Data Schedule (in electronic filing only)

* Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.

         (b)      Reports on Form 8-K.

     On November 10, 1998,  the Company filed a Current  Report on Form 8-K with
the  Commission   announcing  the  completion  of  its  stock  holding   company
reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    PHS BANCORP, INC.

Dated:  March 18, 1999              By:/s/James P. Wetzel, Jr.
                                       ----------------------------------------
                                       James P. Wetzel, Jr.
                                       President, Chief Executive
                                        Officer and Director
                                       (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 18, 1999.

By:   /s/James P. Wetzel, Jr.                    By:/s/Richard E. Canonge
----------------------------------------         -------------------------------
      James P. Wetzel, Jr.                       Richard E. Canonge
      President, Chief Executive Officer         Vice President and Treasurer
      and Director (Principal Executive Officer) (Principal Financial Officer)


By:   /s/Douglas K. Brooks                       By:/s/Emlyn Charles
----------------------------------------         -------------------------------
      Douglas K. Brooks                          Emlyn Charles
      Director                                   Director


By:   /s/John C. Kelly                           By:/s/Earl F. Klear
----------------------------------------         -------------------------------
      John C. Kelly                              Earl F. Klear
      Director                                   Director


By:   /s/Howard B. Lenox                         By:/s/John M. Rowse
----------------------------------------         -------------------------------
      Howard B. Lenox                            John M. Rowse
      Director                                   Director