Form 10-Q
period 1999-03-31
PHS BANCORP INC
filed 1999-05-06
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ---------

                            SEC File Number 000-23230
                            -------------------------

                                PHS Bancorp, Inc.
                                -----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of April 20, 1998 there were 2,760,000 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of March 31, 1999
           and December 31, 1998                                           3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 1999 and 1998                            4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 1999           5

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 1999 and 1998                      6

           Notes to Consolidated Financial Statements                      7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 14



Part II Other Information                                                  15

           Signatures                                                      16

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                            March 31,              December 31,
                                                                                              1999                     1998
                                                                                        ------------------      -------------------
ASSETS
Cash and amounts due from other institutions                                          $         2,579,307     $          2,136,601
Interest - bearing deposits with other institutions                                             3,537,110                9,332,219
Investment securities:
       Available for sale                                                                      25,518,471               25,197,294
       Held to maturity (market value $ 24,203,408
          and $18,581,867)                                                                     24,030,609               18,145,662
Mortgage - backed securities:
       Available for sale                                                                      34,723,333               32,877,841
       Held to maturity (market value $ 49,777,757
          and $48,767,611)                                                                     49,873,456               48,287,244
Loans (net of allowance for loan losses of $1,289,173
       and $1,287,496)                                                                        102,233,008               99,913,716
Accrued interest receivable                                                                     1,635,375                1,516,677
Premises and equipment                                                                          4,383,858                4,501,659
Federal Home Loan Bank stock                                                                    1,844,800                1,544,800
Other assets                                                                                      964,798                  798,957
                                                                                        ------------------      -------------------

             TOTAL ASSETS                                                             $       251,324,125     $        244,252,670
                                                                                        ==================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                              $       183,438,144     $        181,112,564
Advances from Federal Home Loan Bank                                                           35,894,800               30,894,800
Other borrowings                                                                                1,363,190                1,387,618
Accrued interest payable and other liabilities                                                  1,951,097                1,673,579
                                                                                        ------------------      -------------------

             Total liabilities                                                                222,647,231              215,068,561
                                                                                        ------------------      -------------------

Preferred stock, 2,000,000 shares authorized, none issued                                               -                        -
Common stock, $.10 par value 10,000,000 shares authorized,
       2,760,000 shares issued                                                                    276,000                  276,000
Additional paid in capital                                                                     10,581,803               10,588,940
Retained earnings  -  substantially restricted                                                 18,575,238               18,489,177
Accumulated Other Comprehensive Income                                                            832,950                1,088,415
Unallocated ESOP shares (75,060 and 77,460 shares)                                             -1,178,418               -1,215,723
Unallocated RSP shares (38,505 and 3,713 shares)                                                 -410,679                  -42,700
                                                                                        ------------------      -------------------

             Total stockholders' equity                                                        28,676,894               29,184,109
                                                                                        ------------------      -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       251,324,125     $        244,252,670
                                                                                        ==================      ===================



See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                                 Three Months Ended March 31,
                                                                                                   1999                1998
                                                                                              ----------------    ---------------
INTEREST AND DIVIDEND INCOME
      Loans                                                                                 $       2,062,438   $      2,083,285
      Investment securities:
          Taxable                                                                                     458,833            261,132
          Exempt from federal income tax                                                              233,453            265,231
      Mortgage - backed securities                                                                  1,364,007          1,247,205
      Interest - bearing deposits with other institutions                                              59,784             69,311
                                                                                              ----------------    ---------------
               Total interest income                                                                4,178,515          3,926,164
                                                                                              ----------------    ---------------

INTEREST EXPENSE
      Deposits                                                                                      1,708,467          1,821,064
      Advances from Federal Home Loan Bank                                                            461,028            212,691
      Other borrowings                                                                                 25,812             25,199
                                                                                              ----------------    ---------------
               Total interest expense                                                               2,195,307          2,058,954
                                                                                              ----------------    ---------------

               Net interest income                                                                  1,983,208          1,867,210

PROVISION FOR LOAN LOSSES                                                                              95,000             90,000
                                                                                              ----------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                 1,888,208          1,777,210
                                                                                              ----------------    ---------------

NONINTEREST INCOME
      Service charges on deposit accounts                                                              98,663            102,472
      Investment securities gains, net                                                                      -            116,858
      Gain on sale of loans, net                                                                            -                832
      Rental income, net                                                                               22,305             22,135
      Other income                                                                                     36,745             42,077
                                                                                              ----------------    ---------------
               Total noninterest income                                                               157,713            284,374
                                                                                              ----------------    ---------------

NONINTEREST EXPENSE
      Compensation and employee benefits                                                              821,603            812,208
      Occupancy and equipment costs                                                                   297,375            247,015
      Deposit insurance premium                                                                        26,573             26,904
      Data processing costs                                                                            14,296             38,624
      Other expenses                                                                                  370,671            370,595
                                                                                              ----------------    ---------------
               Total noninterest expense                                                            1,530,518          1,495,346
                                                                                              ----------------    ---------------

Income before income taxes                                                                            515,403            566,238
Income taxes                                                                                          129,747            130,000
                                                                                              ----------------    ---------------

               NET INCOME                                                                   $         385,656   $        436,238
                                                                                              ================    ===============

Earnings Per Share
      Basic                                                                                 $           $0.15              $0.16
      Diluted                                                                               $           $0.15   $            N/A

Weighted average number of shares outstanding
      Basic                                                                                         2,648,697          2,684,050
      Diluted                                                                                       2,655,168                N/A

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                                  Accumulated
                                        Additional                   Other      Unallocated   Unallocated     Total        Compre-
                               Common     Paid in    Retained     Comprehensive Shares Held   Shares Held  Stockholders'   hensive
                               Stock      Capital    Earnings       Income        by ESOP       by RSP       Equity        Income
                               -------- ----------- -----------  -------------  ------------  -----------  ------------  -----------

 Balance, December 31, 1998    $276,000  $10,588,940 $18,489,177    $1,088,415   -$1,215,723      -$42,700  $29,184,109

          Net Income                                    385,656                                               $385,656       385,656
 Other comprehensive income:
 Unrealized gain on
          available for sale
           securities                                                -255,465                                -$255,465      -255,465
                                                                                                                         -----------
      Comprehensive income                                                                                                  $130,191
                                                                                                                         ===========

     Cash dividends paid                               -193,200                                              -$193,200
      ESOP shares earned                     -7,137                                  37,305                    $30,168
 Common stock acquired by RSP                          -106,395                                  -400,107    -$506,502
      RSP shares earned                                                                            32,128       32,128
                               -------- ----------- -----------  -------------  ------------  -----------  ------------
 Balance, March 31, 1999       $276,000  $10,581,803 $18,575,238      $832,950   -$1,178,418     -$410,679  $28,676,894
                               ======== =========== ===========  =============  ============  ===========  ============








See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                           Three months ended March 31,
                                                                                            1999                  1998
                                                                                      -----------------      ----------------

OPERATING ACTIVITIES
Net income                                                                                 $385,656              $436,238
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                                95,000                90,000
    Depreciation, amortization and accretion                                                129,179               111,605
    Amortization of discounts, premiums and
      loan origination fees                                                                 147,826               275,864
    Gains on sale of investment securities, net                                                   -              -116,858
    Gains on sale of loans, net                                                                   -                  -832
    Increase in loans held for sale                                                         -21,934               -92,066
    Increase in accrued interest receivable                                                -118,698              -228,747
    Increase in accrued interest payable                                                     86,057                63,615
    Amortization of ESOP unearned compensation                                               30,168                44,954
    Amortization of RSP unearned compensation                                                32,128                     -
    Other, net                                                                               85,134                67,008
                                                                                   -----------------      ----------------

      Net cash provided by operating activities                                             850,516               650,781
                                                                                   -----------------      ----------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                                                          -             2,259,493
     Proceeds from maturities and principal repayments                                    3,897,001             2,408,862
     Purchases                                                                           -6,445,406            -5,032,270
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments                                    9,504,596             2,048,638
     Purchases                                                                          -16,943,823            -6,093,749
  (Decrease) increase in loans receivable, net                                           -2,561,749               725,473
  Proceeds from sale of repossessed assets                                                   56,390                91,907
  Purchase of premises and equipment, net                                                   -11,378               -79,080
  Purchase of Federal Home Loan Bank Stock                                                 -300,000                     -
                                                                                   -----------------      ----------------

    Net cash used for investing activities                                              -12,804,369            -3,670,726
                                                                                   -----------------      ----------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                2,325,580               244,696
  Advances from Federal Home Loan Bank                                                    5,000,000             5,000,000
  Proceeds from other borrowings                                                                  -               295,111
  Repayment of other borrowings                                                             -24,428                     -
  Common stock acquired by ESOP                                                                   -              -305,062
  Common stock acquired by RSP                                                             -506,502                     -
  Cash dividends paid                                                                      -193,200              -165,600
                                                                                   -----------------      ----------------

    Net cash provided by financing activities                                             6,601,450             5,069,145
                                                                                   -----------------      ----------------

    Increase (decrease) in cash and cash equivalents                                     -5,352,403             2,049,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         11,468,820             5,696,236
                                                                                   -----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $6,116,417            $7,745,436
                                                                                   =================      ================


   See accompanying notes to the unaudited consolidated financial statements.

                                PHS Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHS Bancorp, Inc. (the "Company) include the accounts of Peoples Home Savings Bank (the "Bank") and its wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998.


NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator, and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

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

Financial Condition

Total assets at March 31, 1999 increased $7.0 million or 2.9% from December 31, 1998. Increases in investment and mortgage-backed securities of $9.6 million and loans receivable of $2.3 million were partially offset by a decrease in interest-bearing deposits of $5.8 million.

Loans receivable at March 31, 1999, of $102.2 million represented an increase of 2.3% from $99.9 million at December 31, 1998. The growth in the loan portfolio was primarily attributable to increases in mortgage and consumer loans.

Investment and mortgage-backed securities increased $9.6 million to $134.1 million at March 31, 1999, from $124.5 million at December 31, 1998. This increase was the result of purchases of $23.3 million which were funded by maturities of $8.1 million, principal repayments of $5.3 million and increased Federal Home Loan Bank advances and deposits of $5.0 million and $2.3 million respectively. The purchases funded by fixed rate borrowings were part of the Bank's leverage strategy.

Total deposits after interest credited at March 31, 1999 were $183.4 million, an increase of $2.3 million or 1.3% from $181.1 million at December 31, 1998.

Advances from the Federal Home Loan Bank of Pittsburgh increased $5.0 million to $35.9 million at March 31, 1999 from $30.9 million at December 31, 1998. This increase was the result of additional borrowings to fund securities purchases, as discussed above.

Stockholders' equity decreased $507,000 for the three month period ended March 31, 1999. This decrease was due to an increase in unallocated RSP shares of $368,000, a decrease in net unrealized gain on securities of $255,000 and cash dividends paid of $193,000. These decreases to stockholders' equity were partially offset by net income of $386,000.

Results of Operations


Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998.

General.
Net income for the three months ended March 31, 1999 decreased by $50,000 to $386,000, from $436,000 for the three months ended March 31, 1998. This decrease was primarily due to a decrease in non-interest income of $126,000 and increases in non-interest expense of $35,000 and loan loss provisions of $5,000. These decreases to net income were partially offset by an increase in net interest income of $116,000.

Net Interest Income.
Reported net interest income increased $116,000 or 6.2% for the three months ended March 31, 1999. Net interest income on a tax equivalent basis increased by $100,000 or 5.0% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $25.6 million and $25.5 million, respectively). The Bank's net interest rate spread decreased 16 basis points (with 100 basis points being equal to 1%) to 3.14% for the three months ended March 31, 1999. The increase in average earning assets of $25.6 million was primarily due to a $24.0 million increase in average investment and mortgage-backed securities along with a $1.6 million increase in average loans.

Interest Income.
Interest income on a tax equivalent basis totaled $4.3 million for the three months ended March 31, 1999, an increase of $236,000 or 5.8% over the total of $4.1 million for the three months ended March 31, 1998. This increase was mainly due to an increase in the Bank's average interest-earning assets of $25.6 million for the three months ended March 31, 1999. Interest earned on loans decreased $21,000 or 1.0%, in 1999. The decrease was due to a 21 basis point decrease in the yield earned partially offset by a $1.6 million increase in the average balance of loans. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $257,000 or 13.0%, in 1999. The increase was due to a $24.0 million increase in the average balance of investment and mortgage-backed securities partially offset by a 47 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $136,000 to $2.2 million for the three months ended March 31, 1999. The increase in interest expense was due to a $25.5 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by a 26 basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.
The provision for loan losses increased by $5,000 to $95,000 for the three months ended March 31, 1999, from $90,000 for the three months ended March 31, 1998. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.
Non-interest income decreased $126,000 to $158,000 for the three months ended March 31, 1999, from $284,000 for the three months ended March 31, 1998. This decrease was primarily due to gains on the sale of securities of $117,000 for the three months ended March 31, 1998. There were no securities gains for the three months ended March 31, 1999.

Non-interest Expense.
Non-interest expense increased $36,000 to $1,531,000 for the three months ended March 31, 1999, from $1,495,000 for the three months ended March 31, 1998. This increase was primarily due to increases in occupancy and equipment costs of $50,000 for the three months ended March 31, 1999. The increase in occupancy and equipment costs were primarily the result of the in-house computer system which the Bank converted to during the first quarter of 1998.

Liquidity and Capital Requirements

Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. Maintaining a high level of liquid assets tends to decrease earnings, as liquid assets tend to have a lower yield than other assets with longer terms (e.g. loans). The Company adjusts liquidity as appropriate to meet its asset/liability objectives.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The primary activity of the Company is originating loans and purchasing investment and mortgage-backed securities. During the three month periods ended March 31, 1999, and 1998, the Company originated loans in the amounts of $13.7 and $9.8 million, respectively. The Company also purchases investment and mortgage-backed securities to invest excess liquidity and to supplement local loan demand. During the three month periods ended March 31, 1999, and 1998, the Company purchased investment and mortgage-backed securities in the amounts of $23.4 and $11.1 million, respectively.

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At March 31, 1999 the Bank had borrowed $35.9 million of it's $133.8 million maximum borrowing capacity with a remaining borrowing capacity of approximately $97.9 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Bank's mutual holding company reorganization and stock issuance, or (2) the regulatory capital requirements imposed by the Pennsylvania Department of Banking (the "Department") and the Federal Deposit Insurance Corporation ("FDIC").

Regulatory Capital Requirements. As a condition of deposit insurance, current FDIC regulations require that the Bank calculate and maintain a minimum regulatory capital level on a quarterly basis and satisfy such requirement at the calculation date and throughout the ensuing quarter.

At March 31, 1999, the Bank's Tier I risk-based and total risk-based capital ratios were 24.8% and 25.9%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.1% at March 31, 1999. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Impact of Inflation and Changing Prices

The Company's financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

Inflation can have a more direct impact on categories of non-interest expenses such as salaries and wages, supplies and employee benefit costs. These expenses normally fluctuate more in line with changes in the general price level and are very closely monitored by management for both the effects of inflation and increases related to such items as staffing levels, usage of supplies and occupancy costs.

Year 2000 Compliance

The following discussion of the implications of the year 2000 problem for the Bank, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on schedule. The Company is currently in Phase 5, Implementation, (which is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going forward basis.) Prioritization of the most critical applications has been addressed, along with contract and service agreements.

The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software is a top priority and has been completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. No contracts, written assurances, or oral assurances with the Bank's External Provider, material vendors, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not year 2000 compliant. The Company has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The only critical vendors that have not confirmed that they are Year 2000 compliant are the utility companies and some of our correspondent banks. The Company is unable to test the Year 2000 readiness of its significant suppliers of utilities and is relying on the utility companies' internal testing and representations to provide the required services that drive the Bank's data systems. The implementation phase is targeted for completion by June 30, 1999.

As a practical matter, individual mortgage loan, consumer loan and small commercial loan customers were not contacted regarding their Year 2000 readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans.

The Company expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. In total, the Company estimates that it's cost for compliance will amount to approximately $155,000 over the two year period from 1998 - 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather the redeployment of existing resources. As of March 31, 1999 the Company estimates that approximately $95,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. The Company has completed testing of the software provided by the External provider and material third party providers. During the course of this testing, no material problems or exceptions were encountered, however, if the External Provider or a material third party provider is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

The Bank is currently developing contingency plans to address the Year 2000 issues of the Bank which could negatively affect the Bank or necessitate transacting business manually. Among other things, failure of utility companies to provide necessary service, failure of the primary software and other third party providers is addressed in the plan. The Bank will attempt to monitor these uncertainties by continuing to request updates on all critical providers throughout the remainder of 1999. If the Bank identifies any concern related to any critical application, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one of these entities would not have a material impact on the operations of the Bank.


Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in the Company's 1998 Annual Report. See "Market Risk Analysis". Management believes there have been no material changes in the Bank's market risk since the data presented in its Annual Report to stockholders for the year ended December 31, 1998.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 1999 and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                       March 31,   December 31,
                                        1999           1998
                                        ----           ----
                                       (Dollars in Thousands)

Loans on nonaccrual basis               $339           $392
Loans past due 90 days or more            98            135
                                         ---            ---
Total non-performing loans               437            527
                                         ---            ---
Real estate owned                          0              0
                                         ---            ---
Total non-performing assets             $437           $527
                                        ====           ====
Total non-performing loans to
  total loans                           0.43%          0.52%
                                        ====           ====

Total non-performing loans to
  total assets                          0.17%          0.22%
                                        ====           ====

Total non-performing assets to
  total assets                          0.17%          0.22%
                                        ====           ====



Combined non-performing loans and other non-performing assets at March 31, 1999, represented 0.43% of total loans which was down from 0.52% at year-end 1998. The allowance for loan losses was 294.8% of total non-performing assets at March 31, 1999 and 244.6% at December 31, 1998.

PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8 - K.

         (a)      The following exhibits are filed as part of this report.

         2.0      Agreement and Plan of Reorganization *
         3.1      Articles of Incorporation of PHS Bancorp, Inc. *
         3.2      Bylaws of PHS Bancorp, Inc. *
         4.0      Stock Certificate of PHS Bancorp, Inc. *
        10.1      Amended employment agreement between Peoples Home Savings Bank and James P.
                     Wetzel, Jr. *
        10.2      1998 Restricted Stock Plan *
        10.3      1998 Stock Option Plan *
        11.0      Statement regarding computation of earnings per share (see Note 2 to the Notes to
                     Unaudited Consolidated Financial Statements in the Form 10-Q)
        20.1      Dividend Reinvestment Plan
        27.0      Financial Data Schedule (in electronic filing only)

         (b) Reports on Form 8 - K.

         None.
---------------------------

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



Date: May 3, 1999





PHS Bancorp, Inc.
-----------------
(Registrant)



By:
     -------------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By:
     -------------------------------------


Richard E. Canonge

Chief Financial Officer and Treasurer