Form 10-Q
period 1999-06-30
PHS BANCORP INC
filed 1999-07-23
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
                          ---------------------------

                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of July 23, 1999 there were 2,721,000 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 1999
           and December 31, 1998                                              3

           Consolidated Statement of Income (unaudited) for the Six
           Months ended June 30, 1999 and 1998                                4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Six Months ended June 30, 1999                 5

           Consolidated Statement of Cash Flows (unaudited) for the
           Six Months ended June 30, 1999 and 1998                            6

           Notes to Consolidated Financial Statements                         7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 15



Part II Other Information                                               16 - 17

           Signatures                                                        18

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                       June 30,        December 31,
                                                                                          1999             1998
                                                                                     -------------   ----------------
            ASSETS
            Cash and amounts due from other institutions                           $     1,858,848     $    2,136,601
            Interest - bearing deposits with other institutions                          1,968,306          9,332,219
            Investment securities:
                  Available for sale                                                    26,993,685         25,197,294
                  Held to maturity (market value $ 18,493,498
                     and $18,581,867)                                                   18,459,971         18,145,662
            Mortgage - backed securities:
                  Available for sale                                                    37,313,583         32,877,841
                  Held to maturity (market value $ 45,838,448
                     and $48,767,611)                                                   47,046,663         48,287,244
            Loans (net of allowance for loan losses of $1,304,577
                  and $1,287,496)                                                      110,388,266         99,913,716
            Accrued interest receivable                                                  1,521,895          1,516,677
            Premises and equipment                                                       4,498,519          4,501,659
            Federal Home Loan Bank stock                                                 1,944,800          1,544,800
            Other assets                                                                 1,437,193            798,957
                                                                                     --------------      ------------
                        TOTAL ASSETS                                               $   253,431,729     $  244,252,670
                                                                                     ==============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits                                                               $   184,608,013     $  181,112,564
            Advances from Federal Home Loan Bank                                        38,894,800         30,894,800
            Other borrowings                                                               141,593          1,387,618
            Accrued interest payable and other liabilities                               1,998,602          1,673,579
                                                                                     --------------      ------------
                        Total liabilities                                              225,643,008        215,068,561
                                                                                     --------------      ------------
            Preferred stock, 2,000,000 shares authorized, none issued                            -                  -
            Common stock, $.10 par value 10,000,000 shares authorized,
                  2,760,000 shares issued                                                  276,000            276,000
            Additional paid in capital                                                  10,568,954         10,588,940
            Retained earnings  -  substantially restricted                              18,802,192         18,489,177
            Accumulated other comprehensive income (loss)                                  (79,386)         1,088,415
            Unallocated ESOP shares (72,660 and 77,460 shares)                          (1,141,113)        (1,215,723)
            Unallocated RSP shares (32,917 and 3,713 shares)                              (378,551)           (42,700)
            Treasury stock, at cost (25,000 shares)                                       (259,375)                 -
                                                                                     --------------      -------------
                        Total stockholders' equity                                      27,788,721         29,184,109
                                                                                     --------------      -------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   253,431,729     $  244,252,670
                                                                                     ==============      =============

     See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                             1999              1998                 1999              1998
                                                         --------------    --------------       -------------     -------------
INTEREST AND DIVIDEND INCOME
      Loans                                            $     2,171,870   $     2,077,672      $    4,234,308    $    4,160,957
      Investment securities:
          Taxable                                              467,968           312,773             926,801           573,905
          Exempt from federal income tax                       239,367           239,618             472,820           504,849
      Mortgage - backed securities                           1,390,523         1,265,077           2,754,530         2,512,282
      Interest - bearing deposits with other institut           39,944            78,571              99,728           147,882
                                                         --------------    --------------       -------------     -------------
               Total interest income                         4,309,672         3,973,711           8,488,187         7,899,875
                                                         --------------    --------------       -------------     -------------
INTEREST EXPENSE
      Deposits                                               1,744,402         1,832,723           3,452,869         3,653,787
      Advances from Federal Home Loan Bank                     508,131           257,658             969,159           470,349
      Other borrowings                                          26,404            28,526              52,216            53,725
                                                         --------------    --------------       -------------     -------------
               Total interest expense                        2,278,937         2,118,907           4,474,244         4,177,861
                                                         --------------    --------------       -------------     -------------
               Net interest income                           2,030,735         1,854,804           4,013,943         3,722,014

PROVISION FOR LOAN LOSSES                                       90,000            90,000             185,000           180,000
                                                         --------------    --------------       -------------     -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,940,735         1,764,804           3,828,943         3,542,014
                                                         --------------    --------------       -------------     -------------
NONINTEREST INCOME
      Service charges on deposit accounts                      106,318           120,066             204,981           222,538
      Investment securities gains, net                               -                 -                   -           116,858
      Gain on sale of loans, net                                     -            26,933                   -            27,765
      Rental income, net                                        22,134            18,974              44,439            41,109
      Other income                                              30,898            35,402              67,643            77,479
                                                         --------------    --------------       -------------     -------------
               Total noninterest income                        159,350           201,375             317,063           485,749
                                                         --------------    --------------       -------------     -------------
NONINTEREST EXPENSE
      Compensation and employee benefits                       824,688           806,010           1,646,291         1,618,218
      Occupancy and equipment costs                            272,550           263,384             569,925           510,399
      Deposit insurance premium                                 26,360            26,751              52,933            53,655
      Data processing costs                                      6,924            22,302              21,220            60,926
      Other expenses                                           390,654           390,341             761,325           760,936
                                                         --------------    --------------       -------------     -------------
               Total noninterest expense                     1,521,176         1,508,788           3,051,694         3,004,134
                                                         --------------    --------------       -------------     -------------
Income before income taxes                                     578,909           457,391           1,094,312         1,023,629
Income taxes                                                   158,755            83,677             288,502           213,677
                                                         --------------    --------------       -------------     -------------
               NET INCOME                              $       420,154   $       373,714      $      805,810    $      809,952
                                                         ==============    ==============       =============     =============
Earnings Per Share
      Basic                                            $         $0.16             $0.14      $        $0.30             $0.30
      Diluted                                          $         $0.16   $           N/A      $        $0.30    $          N/A

Weighted average number of shares outstanding
      Basic                                                  2,678,207         2,678,385           2,681,173         2,681,202
      Diluted                                                2,678,207               N/A           2,681,173               N/A

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                             Additional              Accumulated   Unallocated  Unallocated
                                                Paid                   Other          Shares       Shares
                                     Common      in       Retained   Comprehensive     Held         Held     Treasury
                                     Stock    Capital     Earnings   Income (Loss)   by ESOP       by RSP     Stock
                                   ----------------------------------------------  -----------------------------------
    Balance, December 31, 1998      $276,000 $10,588,940 $18,489,177  $1,088,415    ($1,215,723)  ($42,700)  $      0

Net Income                                                   805,810
Other comprehensive income (loss):
Unrealized gain (loss) on available
for sale securities                                                   (1,167,801)

Comprehensive income (loss)


Cash dividends paid                                         (386,400)
Treasury stock purchased, at cost                                                                            (259,375)
 ESOP shares earned                              (19,986)                                74,610
   Common stock acquired by RSP                             (106,395)                             (400,107)
        RSP shares earned                                                                           64,256
                                   ----------------------------------------------  -----------------------------------
      Balance, June 30, 1999        $276,000 $10,568,954 $18,802,192    ($79,386)   ($1,141,113) ($378,551)  $259,375
                                   ==============================================  ===================================

                                      Total
                                   Stockholders' Comprehensive
                                     Equity      Income (Loss)
                                   ----------------------------

    Balance, December 31, 1998     $29,184,109

Net Income                            $805,810       805,810
Other comprehensive income (loss):
Unrealized gain (loss) on available
for sale securities                ($1,167,801)   (1,167,801)
                                                 ---------------
Comprehensive income (loss)                        ($361,991)
                                                 ===============

Cash dividends paid                  ($386,400)
Treasury stock purchased, at cost           $0
 ESOP shares earned                    $54,624
   Common stock acquired by RSP      ($506,502)
        RSP shares earned               64,256
                                   ------------
      Balance, June 30, 1999       $28,048,096
                                   ============


See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      Six months ended June 30,
                                                                                    1999                  1998
                                                                                  --------             ---------
            OPERATING ACTIVITIES
            Net income                                                            $805,810              $809,952
            Adjustments to reconcile net income to net cash
              provided by operating activities:
                Provision for loan losses                                          185,000               180,000
                Depreciation, amortization and accretion                           257,482               243,524
                Amortization of discounts, premiums and
                  loan origination fees                                            322,262               539,554
                Gains on sale of investment securities, net                              -              (116,858)
                Gains on sale of loans, net                                              -               (27,765)
                Increase (decrease) in loans held for sale                         (21,934)            1,070,061
                Increase in accrued interest receivable                             (5,218)              (11,843)
                Increase (decrease) in accrued interest payable                     (1,574)               76,260
                Amortization of ESOP unearned compensation                          54,624                94,236
                Amortization of RSP unearned compensation                           64,256                     -
                Other, net                                                         185,287               121,750
                                                                               ------------      ----------------
                  Net cash provided by operating activities                      1,845,995             2,978,871
                                                                               ------------      ----------------
            INVESTING ACTIVITIES
              Investment and mortgage-backed securities available for sale:
                 Proceeds from sales                                                     -             2,259,493
                 Proceeds from maturities and principal repayments               5,315,716             3,708,306
                 Purchases                                                     (13,309,977)          (13,116,911)
              Investment and mortgage-backed securities held to maturity:
                 Proceeds from maturities and principal repayments              26,393,029             8,211,412
                 Purchases                                                     (25,376,117)          (10,091,197)
              (Increase) decrease in loans receivable, net                     (11,093,493)            1,860,300
              Proceeds from sale of repossessed assets                             140,376               306,784
              Purchase of premises and equipment, net                             (254,342)             (405,698)
              Purchase of Federal Home Loan Bank Stock                            (400,000)             (164,200)
                                                                               ------------      ----------------
                Net cash used for investing activities                         (18,584,808)           (7,431,711)
                                                                               ------------      ----------------
            FINANCING ACTIVITIES
              Net increase in deposits                                           3,495,449             2,825,449
              Advances from Federal Home Loan Bank                               8,000,000             5,377,800
              Proceeds from other borrowings                                             -               295,111
              Repayment of other borrowings                                     (1,246,025)              (49,771)
              Common stock acquired by ESOP                                              -              (448,512)
              Common stock acquired by RSP                                        (506,502)                    -
              Cash dividends paid                                                 (386,400)             (331,200)
              Treasury stock purchased                                            (259,375)                    -
                                                                               ------------      ----------------
                Net cash provided by financing activities                        9,097,147             7,668,877
                                                                               ------------      ----------------
                Increase (decrease) in cash and cash equivalents                (7,641,666)            3,216,037

            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    11,468,820             5,696,236
                                                                               ------------      ----------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $3,827,154            $8,912,273
                                                                               ============      ================

     See accompanying notes to the unaudited consolidated financial statements.

                                PHS Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHS Bancorp, Inc. (the ACompany) include the accounts of Peoples Home Savings Bank (the "Bank") and its wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated.

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

Financial Condition

Total assets at June 30, 1999 increased $9.2 million or 3.8% from December 31, 1998. Increases in investment and mortgage-backed securities of $5.3 million and loans receivable of $10.5 million were partially offset by a decrease in interest-bearing deposits with other institutions of $7.4 million.

Loans receivable at June 30, 1999, of $110.4 million represented an increase of $10.5 million or 10.5% from $99.9 million at December 31, 1998. The growth in the loan portfolio was primarily attributable to an increase in automobile loans of $5.5 million. The increase in automobile loans was primarily due to one of the Bank's primary competitors terminating this type of lending.

Investment and mortgage-backed securities increased $5.3 million to $129.8 million at June 30, 1999, from $124.5 million at December 31, 1998. This increase was the result of purchases of $38.7 million which were funded by maturities of $22.2 million, principal repayments of $9.5 million and increased Federal Home Loan Bank advances and deposits of $8.0 million and $3.5 million respectively. The purchases funded by fixed rate borrowings were part of the Bank's leverage strategy.

Total deposits after interest credited at June 30, 1999 were $184.6 million, an increase of $3.5 million or 1.9% from $181.1 million at December 31, 1998.

Advances from the Federal Home Loan Bank of Pittsburgh increased $8.0 million to $38.9 million at June, 1999 from $30.9 million at December 31, 1998. This increase was the result of additional borrowings to fund securities purchases and increased loan demand, as discussed above.

Other borrowings decreased $1.2 million or 90.0% to 141,000 at June 30, 1999. This decrease was the result of the Company acquiring the loan on the Bank's Employee Stock Ownership Plan (ESOP). At December 31, 1998, the ESOP loan was an obligation to an unaffiliated third party.

Stockholders' equity decreased $1.4 million for the six month period ended June 30, 1999. This decrease was due to a decrease in net unrealized gain on securities of $1.2 million, increases in unallocated RSP and treasury shares of $336,000 and $259,000, respectively and cash dividends paid of $386,000. During the three months ended June 30, 1999, the Company repurchased 25,000 shares of its common stock at an average price of $10.375 per share. These decreases to stockholders' equity were partially offset by net income of $806,000.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998.

General.

Net income for the three months ended June 30, 1999 increased by $46,000 to $420,000, from $374,000 for the three months ended June 30, 1998. This increase was primarily due to an increase in net interest income of $176,000. This increase to net income was partially offset by a decrease in non-interest income of $42,000 and increases in non-interest expense of $12,000 and income tax provisions of $75,000.

Net Interest Income.

Reported net interest income increased $176,000 or 9.5% for the three months ended June 30, 1999. Net interest income on a tax equivalent basis increased by $276,000 or 13.9% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $28.4 million and $28.8 million, respectively). The Bank's net interest rate spread increased 11 basis points (with 100 basis points being equal to 1%) to 3.27% for the three months ended June 30, 1999. The increase in average earning assets of $28.4 million was primarily due to a $19.5 million increase in average investment and mortgage-backed securities along with a $8.9 million increase in average loans.

Interest Income.

Interest income on a tax equivalent basis totaled $4.5 million for the three months ended June 30, 1999, an increase of $438,000 or 10.7% over the total of $4.1 million for the three months ended June 30, 1998. This increase was mainly due to an increase in the Bank's average interest-earning assets of $28.4 million for the three months ended June 30, 1999. Interest earned on loans increased $94,000 or 4.5%, in 1999. The increase was due to an $8.9 million increase in the average balance of loans partially offset by a 34 basis point decrease in the yield. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $344,000 or 17.0%, in 1999. The increase was due to a $19.5 million increase in the average balance of investment and mortgage-backed securities along with a 5 basis point increase in the yield earned.

Interest Expense.

Interest expense increased $162,000 to $2.3 million for the three months ended June 30, 1999. The increase in interest expense was due to a $28.8 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by a 27 basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.

The provision for loan losses remained at $90,000 for both the three month periods ended June 30, 1999 and June 30, 1998. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.

Non-interest income decreased $42,000 to $159,000 for the three months ended June 30, 1999, from $201,000 for the three months ended June 30, 1998. This decrease was primarily due to gains on the sale of loans of $28,000 for the three months ended June 30, 1998.

Non-interest Expense.

Non-interest expense increased $12,000 to $1,521,000 for the three months ended June 30, 1999, from $1,509,000 for the three months ended June 30, 1998. This increase was primarily due to increases in compensation and employee benefits of $18,000 and occupancy and equipment costs of $10,000 for the three months ended June 30, 1999. These increases were partially offset by a decrease in data processing costs of $15,000 for the three months ended June 30, 1999.

Income Tax Expense.

Income tax expense increased $75,000 to $159,000 for the three months ended June 30, 1999, from $84,000 for the three months ended June 30, 1998.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and June 30, 1998.

General.

Net income for the six months ended June 30, 1999 decreased by $4,000 to $806,000, from $810,000 for the six months ended June 30, 1998. This decrease was primarily due to a decrease in non-interest income of $169,000 and increases in non-interest expense of $48,000, loan loss provisions of $5,000 and income tax provisions of $75,000. These decreases to net income were partially offset by an increase in net interest income of $292,000.

Net Interest Income.

Reported net interest income increased $292,000 or 7.8% for the six months ended June 30, 1999. Net interest income on a tax equivalent basis increased by $376,000 or 9.4% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $27.0 million and $27.2 million, respectively). The Bank's net interest rate spread decreased 3 basis points to 3.20% for the six months ended June 30, 1999. The increase in average earning assets of $27.0 million was primarily due to a $21.7 million increase in average investment and mortgage-backed securities along with a $5.3 million increase in average loans.

Interest Income.

Interest income on a tax equivalent basis totaled $8.8 million for the six months ended June 30, 1999, an increase of $674,000 or 8.3% over the total of $8.2 million for the six months ended June 30, 1998. This increase was mainly due to an increase in the Bank's average interest-earning assets of $27.0 million for the six months ended June 30, 1999. Interest earned on loans increased $73,000 or 1.8%, in 1999. The increase was due to by a $5.3 million increase in the average balance of loans partially offset by a 28 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $601,000 or 15.0%, in 1999. The increase was due to a $21.7 million increase in the average balance of investment and mortgage-backed securities partially offset by a 43 basis point decrease in the yield earned.

Interest Expense.

Interest expense increased $298,000 to $4.5 million for the six months ended June 30, 1999. The increase in interest expense was due to a $26.7 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by a 27 basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.

The provision for loan losses increased by $5,000 to $185,000 for the six months ended June 30, 1999, from $180,000 for the six months ended June 30, 1998. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.

Non-interest income decreased $169,000 to $158,000 for the six months ended June 30, 1999, from $486,000 for the six months ended June 30, 1998. This decrease was primarily due to gains on the sale of securities and loans of $117,000 and $28,000 for the six months ended June 30, 1998. There were no securities or loan gains for the six months ended June 30, 1999.

Non-interest Expense.

Non-interest expense increased $48,000 to $3,052,000 for the six months ended June 30, 1999, from $3,004,000 for the six months ended June 30, 1998. This increase was primarily due to increases in occupancy and equipment costs of $60,000 and compensation and employee benefits of $28,000 for the six months ended June 30, 1999. These increases were partially offset by a decrease in data processing costs of $40,000 for the six months ended June 30, 1999. The increase in occupancy and equipment costs were primarily the result of the in-house computer system which the Bank converted to during the first quarter of 1998.

Income Tax Expense.

Income tax expense increased $75,000 to $289,000 for the six months ended June 30, 1999, from $214,000 for the six months ended June 30, 1998.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The primary activity of the Company is originating loans and purchasing investment and mortgage-backed securities. During the six month periods ended June 30, 1999, and 1998, the Company originated loans in the amounts of $34.7 and $22.3 million, respectively. The Company also purchases investment and mortgage-backed securities to invest excess liquidity and to supplement local loan demand. During the six month periods ended June 30, 1999, and 1998, the Company purchased investment and mortgage-backed securities in the amounts of $38.7 and $23.2 million, respectively.

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 1999 the Bank had borrowed $38.9 million of it's $136.3 million maximum borrowing capacity with a remaining borrowing capacity of approximately $97.4 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

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

At June 30, 1999, the Bank's Tier I risk-based and total risk-based capital ratios were 23.3% and 24.4%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.3% at June 30, 1999. Current regulations require a leveraged ratio 5% to be considered well capitalized.

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

Inflation can have a more direct impact on categories of non-interest expenses such as salaries and wages, supplies and employee benefit costs. These expenses normally fluctuate more in line with changes in the general price level and are very closely monitored by management for both the effects of inflation and increases related to such items as staffing levels, usage of supplies and occupancy costs.
                                       12

Year 2000 Compliance

The following discussion of the implications of the year 2000 problem for the Bank, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the completion of the internal year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases enabled the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on schedule. The Company has currently completed all phases of this plan. Prioritization of the most critical applications has been addressed, along with contract and service agreements.

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

The Company expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. In total, the Company estimates that it's cost for compliance will amount to approximately $155,000 over the two year period from 1998 - 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather the redeployment of existing resources. As of June 30, 1999 the Company estimates that approximately $110,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance

Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. The Company has completed testing of the software provided by the External provider and material third party providers. During the course of this testing, no material problems or exceptions were encountered, however, if the External Provider or a material third party provider is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

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

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 1999 and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                             June 30,            December 31,
                                               1999                 1998
                                            ---------            ------------
                                                 (Dollars in Thousands)

Loans on nonaccrual basis                    $  412                $ 392
Loans past due 90 days or more                  118                  135
                                               ----                 ----
Total non-performing loans                      530                  527
                                               ----                 ----
Real estate owned                                 0                    0
                                               ----                 ----

Total non-performing assets                  $  530                $ 527
                                               ====                 ====
Total non-performing loans to
  total loans                                  0.48%                0.52%
                                               ====                 ====
Total non-performing loans to
  total assets                                 0.21%                0.22%
                                               ====                 ====

Total non-performing assets to
  total assets                                 0.21%                0.22%
                                               ====                 ====


Combined non-performing loans and other non-performing assets at June 30, 1999, represented 0.48% of total loans which was down from 0.52% at year-end 1998. The allowance for loan losses was 246.1% of total non-performing assets at June 30, 1999 and 244.6% at December 31, 1998. The allowance for loan losses was 1.17% of total loans at June 30, 1999 and 1.27% at December 31, 1998.

PART II. - OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 2.        Changes in rights of the Company's Security holders.

None.

Item 3.        Defaults by the Company on its senior securities.

None.

Item 4.        Results of Votes of Security Holders.

               On April 22, 1999, the Company held its annual meeting of stockholders and the following items were presented:

               Election of Directors Howard B. Lenox and James P. Wetzel, Jr. for terms of three years ending in 2002. Mr. Lenox received 2,025,035 votes in favor and 14,575 votes were withheld. Mr. Wetzel received 2,025,735 votes in favor and 13,875 votes were withheld.

               Ratification of the appointment of S.R. Snodgrass, A.C. as the Bank's auditors for the 1999 fiscal year. S.R. Snodgrass, A.C. was ratified as the Company's auditors with 2,024,410 votes for, 14,450 votes against, and 750 abstentions.

Item 5.        Other Information.

None.
                                       16

Item 6.  Exhibits and Reports on Form 8 - K.

         The following exhibits are filed as part of this report.

          2.0  Agreement and Plan of Reorganization *
          3.1  Articles of Incorporation of PHS Bancorp, Inc. *
          3.2  Bylaws of PHS Bancorp, Inc. *
          4.0  Stock Certificate of PHS Bancorp, Inc. *
          10.1 Amended employment agreement between Peoples Home Savings Bank and James P. Wetzel, Jr. *
          10.2 1998 Restricted Stock Plan *
          10.3 1998 Stock Option Plan *
          11 Statement regarding computation of earnings per share (see Note 2 to the Notes to Unaudited Consolidated Financial Statements in the Form 10-Q)
          20.1 Dividend Reinvestment Plan
          27.0 Financial Data Schedule (in electronic filing only)

          Reports on Form 8 - K.

          On May 26 and 27, 1999, the Company filed current reports on form 8-K and 8-K/A, announcing the adoption of a repurchase plan for up to 10% of the shares of stock held by persons other than PHS Bancorp, M.H.C.

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



Date: July 23, 1999





PHS Bancorp, Inc.
-----------------
(Registrant)



By: /s/ James P. Wetzel, Jr.
    -------------------------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer



By: /s/ Richard E. Canonge
    -------------------------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer