Form 10-Q
period 1999-09-30
PHS BANCORP INC
filed 1999-10-26
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of October 26, 1999 there were 2,656,842 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 1999
           and December 31, 1998                                             3

           Consolidated Statement of Income (unaudited) for the Nine
           Months ended September 30, 1999 and 1998                          4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 1999          5

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 1999 and 1998                     6

           Notes to Consolidated Financial Statements                        7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8 - 15



Part II Other Information                                                    16

           Signatures                                                        17

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                           September 30,            December 31,
                                                                                                1999                    1998
                                                                                         -------------------      ------------------
ASSETS
Cash and amounts due from other institutions                                           $          2,284,310     $         2,136,601
Interest - bearing deposits with other institutions                                               2,836,247               9,332,219
Investment securities:
       Available for sale                                                                        32,728,312              25,197,294
       Held to maturity (market value $ 15,475,142
          and $18,581,867)                                                                       15,609,948              18,145,662
Mortgage - backed securities:
       Available for sale                                                                        35,796,022              32,877,841
       Held to maturity (market value $ 44,225,393
          and $48,767,611)                                                                       45,605,747              48,287,244
Loans (net of allowance for loan losses of $1,347,014
       and $1,287,496)                                                                          116,968,236              99,913,716
Accrued interest receivable                                                                       1,665,731               1,516,677
Premises and equipment                                                                            4,419,192               4,501,659
Federal Home Loan Bank stock                                                                      2,344,885               1,544,800
Other assets                                                                                      1,580,396                 798,957
                                                                                         -------------------      ------------------

             TOTAL ASSETS                                                              $        261,839,026     $       244,252,670
                                                                                         ===================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                               $        185,736,239     $       181,112,564
Advances from Federal Home Loan Bank                                                             46,894,800              30,894,800
Other borrowings                                                                                    130,881               1,387,618
Accrued interest payable and other liabilities                                                    1,866,072               1,673,579
                                                                                         -------------------      ------------------

             Total liabilities                                                                  234,627,992             215,068,561
                                                                                         -------------------      ------------------

Preferred stock, 2,000,000 shares authorized, none issued                                                 -                       -
Common stock, $.10 par value 10,000,000 shares authorized,
       2,760,000 shares issued                                                                      276,000                 276,000
Additional paid in capital                                                                       10,556,155              10,588,940
Retained earnings  -  substantially restricted                                                   19,137,753              18,489,177
Accumulated other comprehensive income (loss)                                                      (400,238)              1,088,415
Unallocated ESOP shares (70,260 and 77,460 shares)                                               (1,103,808)             (1,215,723)
Unallocated RSP shares (30,124 and 3,713 shares)                                                   (346,423)                (42,700)
Treasury stock, at cost (88,158 shares)                                                            (908,405)                      -
                                                                                         -------------------      ------------------

             Total stockholders' equity                                                          27,211,034              29,184,109
                                                                                         -------------------      ------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        261,839,026     $       244,252,670
                                                                                         ===================      ==================

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                     Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                                        1999           1998              1999           1998
                                                                     -----------    ------------      -----------    ------------
INTEREST AND DIVIDEND INCOME
     Loans                                                         $  2,319,708   $   2,121,501     $  6,554,016   $   6,282,458
     Investment securities:
         Taxable                                                        462,353         358,694        1,389,154         932,599
         Exempt from federal income tax                                 252,983         243,899          725,803         748,748
     Mortgage - backed securities                                     1,390,815       1,272,484        4,145,345       3,784,766
     Interest - bearing deposits with other institutions                 21,900          80,991          121,628         228,873
                                                                     -----------    ------------      -----------    ------------
              Total interest income                                   4,447,759       4,077,569       12,935,946      11,977,444
                                                                     -----------    ------------      -----------    ------------

INTEREST EXPENSE
     Deposits                                                         1,739,094       1,810,437        5,191,963       5,464,224
     Advances from Federal Home Loan Bank                               583,662         279,481        1,552,821         749,830
     Other borrowings                                                     1,663          30,190           53,879          83,915
                                                                     -----------    ------------      -----------    ------------
              Total interest expense                                  2,324,419       2,120,108        6,798,663       6,297,969
                                                                     -----------    ------------      -----------    ------------

              Net interest income                                     2,123,340       1,957,461        6,137,283       5,679,475

PROVISION FOR LOAN LOSSES                                               120,000          95,000          305,000         275,000
                                                                     -----------    ------------      -----------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,003,340       1,862,461        5,832,283       5,404,475
                                                                     -----------    ------------      -----------    ------------

NONINTEREST INCOME
     Service charges on deposit accounts                                124,689         110,856          329,670         333,394
     Investment securities gains, net                                         -               -                -         116,858
     Gain on sale of loans, net                                               -               -                -          27,765
     Rental income, net                                                  22,135          26,145           66,574          67,254
     Other income                                                        86,020          89,565          153,663         167,044
                                                                     -----------    ------------      -----------    ------------
              Total noninterest income                                  232,844         226,566          549,907         712,315
                                                                     -----------    ------------      -----------    ------------

NONINTEREST EXPENSE
     Compensation and employee benefits                                 830,557         966,137        2,476,848       2,584,355
     Occupancy and equipment costs                                      281,834         265,009          851,759         775,408
     Deposit insurance premium                                           26,328          26,254           79,261          79,909
     Data processing costs                                               66,194          89,591          214,043         280,170
     Other expenses                                                     314,740         331,460          949,436         962,743
                                                                     -----------    ------------      -----------    ------------
              Total noninterest expense                               1,519,653       1,678,451        4,571,347       4,682,585
                                                                     -----------    ------------      -----------    ------------

Income before income taxes                                              716,531         410,576        1,810,843       1,434,205
Income taxes                                                            190,500          93,000          479,002         306,677
                                                                     -----------    ------------      -----------    ------------

              NET INCOME                                           $    526,031   $     317,576     $  1,331,841   $   1,127,528
                                                                     ===========    ============      ===========    ============

Earnings Per Share
     Basic                                                         $      $0.20           $0.12     $      $0.50           $0.42
     Diluted                                                       $      $0.20   $         N/A     $      $0.50   $         N/A

Weighted average number of shares outstanding
     Basic                                                            2,621,054       2,678,646        2,661,134       2,680,311
     Diluted                                                          2,621,054             N/A        2,661,134             N/A

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                        Accumulated                                                       Compre-
                           Additional                      Other      Unallocated  Unallocated                 Total      hensive
                  Common     Paid in       Retained     Comprehensive Shares Held  Shares Held  Treasury    Stockholders' Income
                  Stock     Capital        Earnings     Income (Loss)  by ESOP      by RSP        Stock       Equity      (Loss)
                --------- -----------  ---------------  ------------ ----------- ------------------------- ------------  -----------
Balance,
  December
    31, 1998     $276,000  $10,588,940     $18,489,177    $1,088,415  $(1,215,723)    -$42,700         -   $29,184,109

    Net Income                               1,331,841                                                       1,331,841   $1,331,841
Other
comprehensive
income (loss):
  Unrealized
    loss on
    available
    for sale
    securities                                            (1,488,653)                                        (1,488,653) (1,488,653)
                                                                                                                         ----------
    Comprehensive
      loss                                                                                                                $(156,812)
                                                                                                                          =========

    Cash
      dividends
      paid                                    (576,870)                                                       (576,870)
Treasury stock
  purchased,
  at cost                                                                            (908,405)     (908,405)
    ESOP shares
      earned                   (32,785)                                   111,915                               79,130
   Common stock
     acquired
     by RSP                                   (106,395)                               (400,107)               (506,502)
      RSP shares
        earned                                                                          96,384                  96,384
                ---------   -----------    -----------     ---------  -----------    ----------------------------------
   Balance,
     September
       30, 1999  $276,000   $10,556,155     $19,137,753     $(400,238) $(1,103,808)   $(346,423) $(908,405) $27,211,034
                =========   ===========    ===========     =========  ===========    ========== ========== ============



See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                               Nine months ended Sept.30,
                                                                                                 1999                 1998
                                                                                          ----------------     ----------------
OPERATING ACTIVITIES
Net income                                                                                     $1,331,841           $1,127,528
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                                     305,000              275,000
    Depreciation, amortization and accretion                                                      385,701              373,125
    Amortization of discounts, premiums and
      loan origination fees                                                                       567,905              777,122
    Gains on sale of investment securities, net                                                         -             (116,858)
    Gains on sale of loans, net                                                                         -              (27,765)
    Increase (decrease) in loans held for sale                                                    (21,278)           1,051,051
    Increase in accrued interest receivable                                                      (149,054)            (283,975)
    Increase in accrued interest payable                                                           68,164               45,672
    Amortization of ESOP unearned compensation                                                     79,130              133,997
    Amortization of RSP unearned compensation                                                      96,384                    -
    Other, net                                                                                    (99,269)            (278,049)
                                                                                          ----------------     ----------------

      Net cash provided by operating activities                                                 2,564,524            3,076,848
                                                                                          ----------------     ----------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                                                                -            2,259,493
     Proceeds from maturities and principal repayments                                          6,624,194            4,845,300
     Purchases                                                                                (19,309,977)         (13,617,911)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments                                         31,943,408           11,275,748
     Purchases                                                                                (26,634,757)         (22,780,366)
  Increase in loans receivable, net                                                           (18,052,561)            (578,337)
  Proceeds from sale of repossessed assets                                                        245,064              306,784
  Purchase of premises and equipment, net                                                        (303,234)            (466,093)
  Purchase of Federal Home Loan Bank Stock                                                       (800,085)            (355,300)
                                                                                          ----------------     ----------------

    Net cash used for investing activities                                                    (26,287,948)         (19,110,682)
                                                                                          ----------------     ----------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                      4,623,675            2,627,281
  Advances from Federal Home Loan Bank                                                         16,000,000           15,377,800
  Proceeds from other borrowings                                                                        -              448,512
  Repayment of other borrowings                                                                (1,256,737)             (30,223)
  Common stock acquired by ESOP                                                                         -             (448,512)
  Common stock acquired by RSP                                                                   (506,502)                   -
  Cash dividends paid                                                                            (576,870)            (524,400)
  Treasury stock purchased                                                                       (908,405)                   -
                                                                                          ----------------     ----------------

    Net cash provided by financing activities                                                  17,375,161           17,450,458
                                                                                          ----------------     ----------------

    Increase (decrease) in cash and cash equivalents                                           (6,348,263)           1,416,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               11,468,820            5,696,236
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $5,120,557           $7,112,860
                                                                                          ================     ================

See accompanying notes to the unaudited consolidated financial statements.

                                PHS Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHS Bancorp, Inc. (the "Company") include the accounts of Peoples Home Savings Bank (the "Bank") and its wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Bank and the Company undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at September 30, 1999 increased $17.6 million or 7.2% from December 31, 1998. Increases in investment and mortgage-backed securities of $5.2 million and loans receivable of $17.1 million were partially offset by a decrease in interest-bearing deposits with other institutions of $6.5 million.

Loans receivable at September 30, 1999, of $117.0 million represented an increase of $17.1 million or 17.1% from $99.9 million at December 31, 1998. The growth in the loan portfolio was primarily attributable to an increase in automobile loans of $9.8 million. The increase in automobile loans was primarily due to one of the Bank's primary competitors terminating this type of lending.

Investment and mortgage-backed securities increased $5.2 million to $129.7 million at September 30, 1999, from $124.5 million at December 31, 1998. This increase was the result of purchases of $45.9 million which were funded by maturities of $26.3 million, principal repayments of $12.2 million and increased Federal Home Loan Bank advances and deposits of $16.0 million and $4.6 million respectively. The purchases funded by Federal Home Loan Bank advances were part of the Bank's leverage strategy.

Total deposits after interest credited at September 30, 1999 were $185.7 million, an increase of $4.6 million or 2.5% from $181.1 million at December 31, 1998.

Advances from the Federal Home Loan Bank of Pittsburgh increased $16.0 million to $46.9 million at September 30, 1999 from $30.9 million at December 31, 1998. This increase was the result of additional borrowings to fund securities purchases and increased loan demand, as discussed above.

Other borrowings decreased $1.3 million or 90.6% to 131,000 at September 30, 1999. This decrease was the result of the Company acquiring the loan on the Bank's Employee Stock Ownership Plan (ESOP). At December 31, 1998, the ESOP loan was an obligation to an unaffiliated third party.

Stockholders' equity decreased $2.0 million for the nine month period ended September 30, 1999. This decrease was due to an unrealized loss of $400,000 in the Company?s securities available for sale portfolio at September 30, 1999 as compared to an unrealized gain of $1.1 million at December 31, 1998 along with increases in unallocated RSP and treasury shares of $304,000 and $908,000, respectively and cash dividends paid of $577,000. During the nine months ended September 30, 1999, the Company repurchased 88,158 shares of it's common stock at an average price of $10.30 per share. These decreases to stockholders' equity were partially offset by net income of $1.3 million.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998.

General.
Net income for the three months ended September 30, 1999 increased by $208,000 to $526,000, from $318,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in net interest income of $166,000 along with a decrease in non-interest expense of $159,000. These increases to net income were partially offset by increases in loan loss and income tax provisions of $25,000 and $98,000, respectively.

Net Interest Income.
Reported net interest income increased $166,000 or 8.5% for the three months ended September 30, 1999. Net interest income on a tax equivalent basis increased by $162,000 or 7.8% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $27.8 million and $28.5 million, respectively). The Bank's net interest rate spread decreased 8 basis points (with 100 basis points being equal to 1%) to 3.26% for the three months ended September 30, 1999. The increase in average earning assets of $27.8 million was primarily due to a $16.8 million increase in average loans along with a $11.0 million increase in average investment and mortgage-backed securities.

Interest Income.
Interest income on a tax equivalent basis totaled $4.6 million for the three months ended September 30, 1999, an increase of $365,000 or 8.7% over the total of $4.2 million for the three months ended September 30, 1998. This increase was mainly due to an increase in the Bank's average interest-earning assets of $27.8 million for the three months ended September 30, 1999. Interest earned on loans increased $199,000 or 9.4%, in 1999. The increase was due to an $16.8 million increase in the average balance of loans partially offset by a 57 basis point decrease in the yield. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $166,000 or 8.0%, in 1999. The increase was due to a $11.0 million increase in the average balance of investment and mortgage-backed securities along with a 6 basis point increase in the yield earned.

Interest Expense.
Interest expense increased $203,000 to $2.3 million for the three months ended September 30, 1999. The increase in interest expense was due to a $28.5 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by an 18 basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.
The provision for loan losses increased $25,000 to $120,000 for the three months ended September 30, 1999 from $95,000 for the three months ended September 30, 1998. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market or general downturn in the economy will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.
Non-interest income increased $6,000 to $233,000 for the three months ended September 30, 1999, from $227,000 for the three months ended September 30, 1998.

Non-interest Expense.
Non-interest expense decreased $158,000 to $1,520,000 for the three months ended September 30, 1999, from $1,678,000 for the three months ended September 30, 1998. This decrease was primarily due to decreases in compensation and employee benefits of $135,000 and data processing costs of $23,000 for the three months ended September 30, 1999. The decrease in compensation and employee benefits was primarily due to the adoption of the 1998 Restricted Stock Plan and the Company recognizing nine months of related expenses during the third quarter of 1998.

Income Tax Expense.
Income tax expense increased $98,000 to $191,000 for the three months ended September 30, 1999, from $93,000 for the three months ended September 30, 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and September 30, 1998.

General.
Net income for the nine months ended September 30, 1999 increased by $204,000 to $1,332,000, from $1,128,000 for the nine months ended September 30, 1998. This increase was primarily due to an increase in net interest income of $458,000 along with a decrease in non-interest expense of $111,000. These increases to net income were partially offset by a decrease in non-interest income of $162,000 along with increases in loan loss and income tax provisions of $30,000 and $172,000, respectively.

Net Interest Income.
Reported net interest income increased $458,000 or 8.1% for the nine months ended September 30, 1999. Net interest income on a tax equivalent basis increased by $445,000 or 7.3% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $27.3 million and $27.6 million, respectively). The Bank's net interest rate spread decreased 9 basis points to 3.17% for the nine months ended September 30, 1999. The increase in average earning assets of $27.3 million was primarily due to a $18.1 million increase in average investment and mortgage-backed securities along with a $9.2 million increase in average loans.

Interest Income.
Interest income on a tax equivalent basis totaled $13.3 million for the nine months ended September 30, 1999, an increase of $946,000 or 7.7% over the total of $12.4 million for the nine months ended September 30, 1998. This increase was mainly due to an increase in the Bank=s average interest-earning assets of $27.3 million for the nine months ended September 30, 1999. Interest earned on loans increased $272,000 or 4.3%, in 1999. The increase was due to a $9.2 million increase in the average balance of loans partially offset by a 38 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $674,000 or 11.1%, in 1999. The increase was due to a $18.1 million increase in the average balance of investment and mortgage-backed securities partially offset by a 24 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $501,000 to $6.8 million for the nine months ended September 30, 1999. The increase in interest expense was due to a $27.6 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Bank's leverage strategy partially offset by a 23 basis point decrease in the average cost of interest-bearing liabilities.

Provision for Losses on Loans.
The provision for loan losses increased by $30,000 to $305,000 for the nine months ended September 30, 1999, from $275,000 for the nine months ended September 30, 1998. While management believes that the allowance for loan losses is sufficient, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market or general downturn in the economy will cause the Bank to significantly increase its allowance for loans losses, therefore negatively effecting the Bank's financial condition and earnings.

Non-interest Income.
Non-interest income decreased $162,000 to $550,000 for the nine months ended September 30, 1999, from $712,000 for the nine months ended September 30, 1998. This decrease was primarily due to gains on the sale of securities and loans of $117,000 and $28,000 for the nine months ended September 30, 1998.

Non-interest Expense.
Non-interest expense decreased $111,000 to $4.6 million for the nine months ended September 30, 1999, from $4.7 million for the nine months ended September 30, 1998. This decrease was primarily due to decreases in compensation and employee benefits of $107,000 and data processing costs of $66,000 for the nine months ended September 30, 1999. The decrease in compensation and employee benefits was primarily due to a reduction in ESOP expense due to the lower average market price during the nine months ended September 30, 1999. These decreases were partially offset by an increase in occupancy and equipment costs of $77,000. The decrease in data processing expense and the increase in occupancy and equipment costs were primarily the result of the in-house computer system which the Bank converted to during the first quarter of 1998.

Income Tax Expense.
Income tax expense increased $172,000 to $479,000 for the nine months ended September 30, 1999, from $307,000 for the nine months ended September 30, 1998.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The  primary  activity  of the  Company  is  originating  loans  and  purchasing investment and mortgage-backed  securities.  During the nine month periods ended
September 30, 1999,  and 1998,  the Company  originated
loans in the amounts of $53.7 and $36.1 million, respectively. The Company also purchases investment and mortgage-backed securities to invest excess liquidity and to supplement local loan demand. During the nine month periods ended September 30, 1999, and 1998, the Company purchased investment and mortgage-backed securities in the amounts of $45.9 and $36.4 million, respectively.

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 1999 the Bank had borrowed $46.9 million of its $133.1 million maximum borrowing capacity with a remaining borrowing capacity of approximately $86.2 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

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

At June 30, 1999, the Bank's Tier I risk-based and total risk-based capital ratios were 22.1% and 23.2%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.1% at June 30, 1999. Current regulations require a leveraged ratio 5% to be considered well capitalized.

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

During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases enabled the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on schedule. The Company has substantially completed all phases of this plan. Prioritization of the most critical applications has been addressed, along with contract and service agreements.

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

The Company has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Company is unable to test the Year 2000 readiness of its significant suppliers of utilities and is relying on the utility companies' internal testing and representations to provide the required services that drive the Bank's data systems. Any prolonged disruption in utility service could disrupt the ability of the Company to service its customers on a timely basis.

As a practical matter, individual mortgage loan, consumer loan and small commercial loan customers were not contacted regarding their Year 2000 readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans.

The Company expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. In total, the Company estimates that it's cost for compliance will amount to approximately $140,000 over the two year period from 1998 - 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather the redeployment of existing resources. As of September 30, 1999 the Company estimates that approximately $120,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs.

The Bank is currently verifying contingency plans that address the Year 2000 issues of the Bank which could negatively affect the Bank or necessitate transacting business manually. Among other things, failure of utility companies to provide necessary service, failure of the primary software and other third party providers is addressed in the plan. The Bank will attempt to monitor these uncertainties by continuing to request updates on all critical providers throughout the remainder of 1999. If the Bank identifies any concern related to any critical application, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.

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

                                 September 30, December 31,
                                   1999           1998
                                   ----           ----
                                   (Dollars in Thousands)

Loan on nonaccrual basis           $427           $392
Loans past due 90 days or more       79            135
                                     --            ---

Total non-performing loans          506            527
                                    ---            ---
Real estate owned                     0              0
                                      -              -
Total non-performing assets        $506           $527
                                   ====           ====
Total non-performing loans to
  total loans                      0.43%          0.52%
                                   ====           ====
Total non-performing loans to
  total assets                     0.19%          0.22%
                                   ====           ====
Total non-performing assets to
  total assets                     0.19%          0.22%
                                   ====           ====

Combined non-performing loans and other non-performing assets at September 30, 1999, represented 0.43% of total loans which was down from 0.52% at year-end 1998. The allowance for loan losses was 266.3% of total non-performing assets at September 30, 1999 and 244.6% at December 31, 1998. The allowance for loan losses was 1.14% of total loans at September 30, 1999 and 1.27% at December 31, 1998.

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

         2.0  Agreement and Plan of Reorganization *
         3.1  Articles of Incorporation of PHS Bancorp, Inc. *
         3.2  Bylaws of PHS Bancorp, Inc. *
         4.0  Stock Certificate of PHS Bancorp, Inc. *
        10.1 Amended employment agreement between Peoples Home Savings Bank and James P.Wetzel, Jr. *
        10.2  1998 Restricted Stock Plan *
        10.3  1998 Stock Option Plan *
        11.0  Statement regarding computation of earnings per share
              (see Note 2 to the Notes to
              Unaudited Consolidated Financial Statements in the Form 10-Q)
        20.1  Dividend Reinvestment Plan**
        27.0  Financial Data Schedule (in electronic filing only)

         Reports on Form 8-K.

              None.
          ---------------------------

* Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.

** Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999 and filed with the Securities and Exchange Commission on July 23, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 26, 1999





PHS Bancorp, Inc.
(Registrant)



By: /s/James P. Wetzel, Jr.
    ------------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By: /s/Richard E. Canonge
    ------------------------------------


Richard E. Canonge

Chief Financial Officer and Treasurer