Form 10-K405
period 1999-12-31
PHS BANCORP INC
filed 2000-03-24
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1999
                          ------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

SEC File Number 000-23230

                                PHS Bancorp, Inc.
                  ------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Pennsylvania                                  23-2744266
------------------------------------------------   -----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                15010
----------------------------------------------       -----------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number, including area code:   (724) 846-7300
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                  --------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, Inc., on March 10, 2000, was $6.4 million.

         As of March 10, 2000 there were 2,626,000 shares outstanding of the Registrant's Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2000  Annual   Meeting  of
     Stockholders. (Part III)

Forward-Looking Statements

         PHS Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1.  Description of Business
--------------------------------

General

         PHS Bancorp, Inc. is a bank holding company formed in connection with the holding company reorganization of Peoples Home Savings Bank (the "Bank") in November 1998. The Company is a subsidiary of PHS Bancorp, MHC, which was formed in connection with the mutual holding company reorganization in July 1997. PHS Bancorp, MHC is owned and controlled by the depositors of the Bank and conducts no significant operations of its own, other than holding a majority of the Company's stock. References to the Company throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Competition

         The Company is one of the many financial institutions servicing its market area which consists of the counties of Beaver, Lawrence, Allegheny and Butler, Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market
conditions  and  comes  from  other  insured  financial   institutions  such  as
commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                       At December 31,
                                ------------------------------------------------------------------------------------------
                                        1999               1998              1997             1996             1995
                                -----------------  -----------------  -----------------  --------------  -----------------
                                     $      %           $       %         $        %         $      %        $        %
                                --------- -------  --------  -------  --------  -------  -------- -----  --------  -------
                                                                    (Dollars in Thousands)
Mortgage loans:
  One-to-four family units(1)....  53,184  44.62     49,084    48.88   45,108    44.94    41,279  42.93    36,997   42.16
  Multi-family units.............     388   0.33        554     0.55      217     0.22       353   0.37       865    0.99
  Construction...................   1,614   1.36        326     0.32      304     0.30       150   0.16       259    0.30
  Commercial.....................     541   0.45        941     0.94    1,378     1.37     1,573   1.64     1,934    2.20
                                  ------- ------     ------   ------   ------   ------    ------ ------    ------  ------
Total Mortgage loans.............  55,727  46.76     50,905    50.69   47,007    46.83    43,355  45.10    40,055   45.65
Commercial loans.................   4,728   3.97      3,617     3.60    2,464     2.46     1,967   2.04     1,442    1.64
Consumer loans:
  Consumer credit line...........   5,547   4.65      5,288     5.27    5,468     5.45     5,250   5.46     5,521    6.29
  Automobile.....................  48,026  40.29     36,618    36.47   39,569    39.42    39,215  40.79    34,710   39.55
  Other(2).......................   5,161   4.33      3,990     3.97    5,859     5.84     6,352   6.61     6,005    6.84
                                  ------- ------     ------   ------   ------   ------    ------ ------    ------  ------
Total consumer loans.............  58,734  49.27     45,896    45.71   50,896    50.71    50,817  52.86    46,236   52.68

Lease financing receivables......      --     --         --       --       --       --         4     --        26    0.03
                                  ------- ------     ------   ------   ------   ------    ------ ------    ------  ------
  Total loans.................... 119,189 100.00    100,418   100.00  100,367   100.00    96,143 100.00    87,759  100.00
                                          ======              ======            ======            =====            ======
Less:
  Loans in process...............     707               219               370                105              263
  Deferred loan fees.............  (1,623)           (1,002)           (1,088)            (1,169)          (1,108)
  Allowance for losses on loans..   1,360             1,287             1,394              1,434            1,274
                                    -----             -----             -----              -----            -----
    Total loans, net............. 118,745            99,914            99,691             95,773           87,330
                                  =======            ======            ======             ======           ======

--------
(1)  Includes home equity and junior lien mortgage loans.
(2) Consists primarily of student loans held for sale and secured and unsecured personal loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $48.5 million for the year ended December 31, 1999. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                          1-4 Family     Other        Commercial
                          Real Estate    Real Estate  Loans and
                           Mortgages     Mortgages    Leases      Consumer       Total
                           ---------     ----------   -------     --------       -----
                                                   (Dollars in Thousands)
Nonperforming ..........   $     214      $    --     $    --     $     283    $     497
                           =========      =========   =========   =========    =========

Amounts Due:
  Less than 1 year .....       1,763(1)           6         267       6,720        8,756

After 1 year:
 1 to 3 years ..........       2,952              4         737      12,071       15,764
 3 to 5 years ..........       7,669             10         830      27,724       36,233
 5 to 10 years .........      13,443            764         991      10,659       25,857
 Over 10 years .........      28,757            145       1,903       1,277       32,082
                           ---------      ---------   ---------   ---------    ---------
Total due after one year      52,821            923       4,461      51,731      109,936
                           ---------      ---------   ---------   ---------    ---------
Total amount due .......      54,798            929       4,728      58,734      119,189
                           ---------      ---------   ---------   ---------    ---------
Less:
Allowance for losses
   on loans ............         236             30         122         972        1,360
 Loans in process ......         707           --          --          --            707
 Deferred loan fees ....          94           --          --        (1,717)      (1,623)
                           ---------      ---------   ---------   ---------    ---------
  Loans receivable, net.   $  53,761      $     899   $   4,606   $  59,479    $ 118,745
                           =========      =========   =========   =========    =========


-----------------------
(1) Includes $1,614,000 in construction loans on one-to-four family residences. Construction loans are written as permanent loans at the loan's conception, with a specified period of time to complete construction.

         The following table sets forth the dollar amount of all loans due after December 31, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                 Floating or
                                 Fixed Rates  Adjustable Rates      Total
                                 -----------  ----------------      -----
                                               (In Thousands)
One-to-four family units ....      $ 51,069        $  1,752        $ 52,821
Other real estate mortgages..           923              --             923
Commercial loans and leases..         2,425           2,036           4,461
Consumer ....................        48,968           2,763          51,731
                                   --------        --------        --------
    Total ...................      $103,385        $  6,551        $109,936
                                   ========        ========        ========

         One-to-four Family Lending. The Company originates fixed rate-loans for terms of 15 to 30 years and also offers a one-year adjustable rate loan with an interest rate indexed to the one-year Treasury, with a cap on interest rate increases of 2% per year and 6% over the life of the loan. The original contractual loan repayment period on residential mortgage loans generally average 20 years. However, the average life based upon the Company's experience has been approximately 10 to 12 years.

         Pursuant to underwriting guidelines adopted by the Board of Directors the Company's maximum loan to value ratio is 95% of the lower of sales price or appraised value. Private mortgage insurance must be obtained on all residential loans for which loan-to-value ratios exceed 80%. Property appraisals on the real estate and improvements securing single-family residential loans are made by a qualified independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated.

         The majority of the Company's one- to four-family residential loans are underwritten in accordance with the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines to facilitate their sale in the secondary market (although the Bank usually retains residential mortgages for portfolio). Substantially all of the Company's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Included in the Company's one- to four-family loan portfolio are home equity loans and second mortgage loans. Second mortgages are generally fixed rate with interest rates based on market rates. In most instances, the Bank holds the first lien on a second mortgage. At December 31, 1999, such loans totaled $22.5 million, or 18.9% of the Company's total loan portfolio.

         Multi-Family Residential Real Estate. Multi-family residential real estate loans are permanent loans primarily secured by apartment buildings. The largest multi-family residential real estate loan was secured by several rental properties located in Beaver County, Pennsylvania, with an outstanding balance of $374,000 at December 31, 1999. Multi-family residential real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Company makes both adjustable and fixed-rate multi-family residential real estate loans. The adjustable rate loans have terms of up to 15 years, the rate of interest is tied to the Wall Street Journal prime rate.

         Construction. The Company will occasionally originate loans to finance the construction of one- to four-family residences. Constructions loans typically are originated directly to the owners of pre-sold single-family houses that are being built, and generally convert to a permanent loan upon completion of construction. Construction loans require payment of interest only during the construction period and are offered at rates at a premium to the Company's one- to four-family permanent mortgage loan rates.

         Commercial Real Estate. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, and other non-residential buildings. Essentially all originated commercial real estate loans are within the Bank's market area. The largest commercial real estate loan was secured by a medical office building in Beaver County, Pennsylvania, with a balance of $243,000 on December 31, 1999. Commercial real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Company makes both adjustable and fixed-rate commercial real estate loans. Commercial real estate loans are primarily adjustable rate loans with terms of up to 15 years, with the rate tied to the Wall Street Journal prime rate.

         Commercial Loans. Subject to the restrictions contained in the Pennsylvania Banking Code of 1965, as amended, federal laws and the regulations promulgated thereunder, the Company is authorized to make secured or unsecured commercial business loans for corporate and agricultural purposes, including issuing letters of credit.

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

         Commercial business loans are generally provided to various types of closely-held businesses located principally in the Company's primary market area. The Company's commercial business loans may be structured as term loans or as revolving lines of credit. Commercial business term loans generally have terms of seven years or less and interest rates which float in accordance with the prime rate, although the Company also originates commercial business loans with fixed rates of interest. The Company's commercial term loans generally are secured by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

         Consumer Loans. Consumer loans are originated in the Company's local market area and generally have maturities of one to seven years. Consumer loans are generally collateralized by personal property (primarily new and used automobiles) or secondary liens on real estate. Unsecured consumer loans are only made up to $20,000. The Company's consumer loans also include credit extended pursuant to VISA credit cards issued by the Company, student loans and secured and unsecured personal loans.

         Consumer loans are shorter term and generally contain higher interest rates than residential loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improved the matching of its rate sensitive assets and liabilities.

         The largest category of the Company's consumer loan portfolio is loans secured by new and used automobiles. Automobile loans amounted to $48.0 million or 81.8% of the Company's total consumer loan portfolio at December 31, 1999. These loans have terms of up to six years, depending on the age of the automobile. The Company requires that the vehicles be insured and the Company be listed as the loss payee on the insurance policy. These loans are obtained primarily indirectly by the Company through a network of over 30 new and used car dealers located within the Company's primary market area with whom the Bank has ongoing relationships. Dealers are selected based upon their stability and location, among other factors. Each loan is individually underwritten and processed by the Company pursuant to the Company's underwriting policies prior to its origination of the loan. All borrower information is confirmed by the Company before an automobile loan is approved. The dealer generally retains a reserve on each loan originated. Indirect loans are generally made under terms which do not allow the Company to seek recourse from the dealer in the event of default.

         The officer charged with overseeing the automobile lending program has authority to approve loans up to $50,000. Any loans over $50,000 must be approved by the President or the Board of Directors.

         Consumer loans entail greater risks than one-to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. Management seeks to minimize the risks associated with automobile lending by, among other things, maintaining seasoned employees knowledgeable with this type of lending, underwriting loans pursuant to the Company's underwriting standards, establishing relationships with automobile lenders who submit loan applications, and limiting business with any single dealer to no more than 25% of the outstanding automobile loan portfolio.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 1999, the Company's largest aggregation of loans to one borrower was $677,000, consisting of secured loans to a commercial borrower in Beaver County, which was within the Bank's legal lending limit to one borrower of $3.8 million at such date. At December 31, 1999, these loans were current and at a market rates of interest.

         Loan Solicitation and Processing. The Company's primary source of mortgage loan applications is referrals from existing or past customers. The Company also solicits loan applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. The Company advertises in local newspapers for first mortgage and home equity loans.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are processed at the Company's main office by the Company's loan servicing department. The Board of Directors approves all loans, with the exception of home equity (less than $50,000) and consumer loans.

         Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Bank requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

         Loan Commitments. The Company, generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. At December 31, 1999, total aggregate commitments to extend credit were $18.7 million.

Non-performing Loans and Problem Assets.

         Non-performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. During the periods indicated the Company had no restructured loans.

                                                                               At December 31,
                                                               ----------------------------------------------
                                                                 1999     1998      1997      1996      1995
                                                                -----   ------    ------    ------    ------
                                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Loans secured by 1-4 dwelling units .......................   $ 214   $  204    $  347    $  769    $  668
  All other mortgage loans ..................................      --       --        --        --        63
Non-mortgage loans:
  Commercial ................................................      --       20        33        17        --
  Consumer ..................................................     210      168       377       367       251
                                                                -----   ------    ------    ------    ------
Total .......................................................   $ 424   $  392    $  757    $1,153    $  982
                                                                =====   ======    ======    ======    ======
Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
  Loans secured by 1-4 dwelling units .......................   $  --   $   10    $   61    $   65    $   49
  All other mortgage loans ..................................      --       --        --        --       192
Non-mortgage loans:
  Commercial and leases .....................................      --       --        --        --         5
  Consumer ..................................................      73      125        52        65        80
                                                                -----   ------    ------    ------    ------
Total .......................................................   $  73   $  135    $  113    $  130    $  326
                                                                =====   ======    ======    ======    ======
Total non-performing loans ..................................   $ 497   $  527    $  870    $1,283    $1,308
                                                                =====   ======    ======    ======    ======

Real estate owned ...........................................   $  --   $   --    $   33    $   42    $  275
                                                                =====   ======    ======    ======    ======
Total non-performing assets .................................   $ 497   $  527    $  903    $1,325    $1,583
                                                                =====   ======    ======    ======    ======
Total non-performing loans to
  total loans ...............................................    0.42%    0.52%     0.87%     1.33%     1.49%
                                                                 ====     ====      ====      ====      ====
Total non-accrual and accrual loans to
  total assets ..............................................    0.19%    0.22%     0.40%     0.63%     0.66%
                                                                 ====     ====      ====      ====      ====
Total non-performing assets to total assets .................    0.19%    0.22%     0.41%     0.66%     0.80%
                                                                 ====     ====      ====      ====      ====

         During the year ended December 31, 1999, approximately $54,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income for the year ended December 31, 1999 amounted to approximately $30,000.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 1999, the Company had approximately $1.0 million of loans that were 30-89 days delinquent.

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

         At December 31, 1999, the Company had total classified assets of $788,000, of which $742,000, $35,000 and $11,000 were considered substandard, doubtful, and loss, respectively. Special mention assets totaled $422,000 at December 31, 1999.

         Allowance for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         Management will continue to review the loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth certain information regarding the Company's allowances for loan losses at the dates indicated.

                                                       For the Year Ended December 31,
                                         --------------------------------------------------------
                                           1999        1998        1997        1996         1995
                                         --------    --------    --------    --------    --------
                                                            (Dollars in Thousands)
Total loans outstanding ..............   $119,189    $100,418    $100,367    $ 96,143    $ 87,759
                                         ========    ========    ========    ========    ========
Average loans outstanding ............   $111,050    $ 99,253    $ 99,594    $ 92,834    $ 87,209
                                         ========    ========    ========    ========    ========

Allowance balances (at beginning of
  period) ............................   $  1,287    $  1,394    $  1,434    $  1,274    $  1,085
Add provisions charged to operations .        410         365         555         455         370
Less Charge-offs:
  Residential ........................         15          23         119          12           1

  Commercial real estate .............         --          --          --          21          --
  Commercial business loans ..........         --           9          --           4          --
  Consumer ...........................        373         495         533         270         208
                                         --------    --------    --------    --------    --------
     Sub-total .......................        388         527         652         307         209
                                         --------    --------    --------    --------    --------
Add: Recoveries
   Residential .......................          1          12           8           1          --
   Commercial real estate ............         --          --           6          --          --
   Commercial business loans .........         --          --          --          --          --
   Consumer ..........................         50          43          43          11          28
                                         --------    --------    --------    --------    --------
     Sub-total .......................         51          55          57          12          28
                                         --------    --------    --------    --------    --------
Net loans charged-off ................        337         472         595         295         181
                                         --------    --------    --------    --------    --------
Allowance balance, at end of period ..   $  1,360    $  1,287    $  1,394    $  1,434    $  1,274
                                         ========    ========    ========    ========    ========
Allowance for loan losses as a percent
  of total loans outstanding .........       1.14%       1.28%       1.39%       1.49%       1.45%
                                         ========    ========    ========    ========    ========
Net loans charged-off as a percent of
  average loans outstanding ..........       0.30%       0.48%       0.60%       0.32%       0.21%
                                         ========    ========    ========    ========    ========

Analysis of the Allowance for Loan Losses

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.


                                                                December 31,
               ---------------------------------------------------------------------------------------------------------------------
                      1999                 1998                     1997                    1996                      1995
               ---------------------  ---------------------  ----------------------  ----------------------    ---------------------
                      % of loans in          % of loans in           % of loans in            % of loans in           % of loans in
                      each category          each category           each category            each category           each category
               Amount to total loans  Amount to total loans  Amount  to total loans  Amount   to total loans   Amount to total loans
               ------ --------------  ------ --------------  ------  --------------  ------   --------------   ------ --------------
                                                             (Dollars in Thousands)
Real
 estate
 mortgage
 loans........ $  266     46.76%      $  285       50.69%    $  397      46.83%       $ 462         45.09%    $  419        45.64%

Commercial
 business
 loans and
 lease
 financing
 receivables..    122      3.97           72        3.60         71       2.46           61          2.05         65         1.67

Consumer loans    972     49.27          930       45.71        926      50.71          911         52.86        790        52.69
                -----    ------        -----      ------      -----     ------        -----        ------      -----       ------

               $1,360    100.00%      $1,287      100.00%    $1,394     100.00%      $1,434        100.00%    $1,274       100.00%
                =====    ======        =====      ======      =====     ======        =====        ======     ======       ======

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and
(iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At December 31, 1999, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, Company had securities classified as "held to maturity" and "available for sale" in the amount of $73.7 million and $65.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Registrant's securities available for sale had an amortized cost of $66.4 million and market value of $65.0 million. The changes in market value in the Company's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         The following table sets forth the carrying value of the Company's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                December 31,
                                       -----------------------------
                                          1999     1998       1997
                                          ----     ----       ----
                                              (In Thousands)
Investment and mortgage-backed
securities held to maturity:
  U.S. Government Agency securities ... $12,554   $13,927   $ 6,998
  Corporate obligations ...............      --     2,981       999

  Obligations of States and Political
     Subdivisions .....................   2,986     1,238     2,017
  Mortgage-backed securities ..........  44,141    48,287    40,234
                                        -------   -------   -------
     Total investment and
       mortgage-backed securities .....  59,681    66,433    50,248
  Interest-bearing deposits ...........  11,417     9,332     3,308
  FHLB stock ..........................   2,615     1,545     1,020
                                        -------   -------   -------
     Total investments ................ $73,713   $77,310   $54,576
                                        =======   =======   =======


                                                December 31,
                                       -----------------------------
                                          1999     1998       1997
                                          ----     ----       ----
                                              (In Thousands)
Investment and mortgage-backed
securities available for sale:
  U.S. Government Treasury securities.. $ 4,959   $ 9,132   $ 6,087
  U.S. Government Agency securities....   6,000        --        --
  Corporate obligations ...............      --        --        49

  Real estate mortgage investment
    conduits ..........................      59       102       518
  Obligations of States and Political
    Subdivisions ......................  16,577    15,963    17,599
  Mortgage-backed securities ..........  37,426    32,878    30,159
                                        -------   -------   -------
     Total ............................ $65,021   $58,075   $54,412
                                        =======   =======   =======

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 1999. The table does not include interest bearing deposits or FHLB stock.

                                                                                                        Total Investment and
                        One Year or Less    One to Five Years Five to Ten Years More than Ten Years   Mortgage-backed Securities
                        -----------------  ----------------- -----------------  ------------------- --------------------------------
                        Carrying  Average  Carrying Average  Carrying Average   Carrying Average      Carrying Average     Market
                         Value    Yield(1)   Value  Yield(1)  Value   Yield(1)   Value   Yield(1)     Value    Yield(1)    Value
                         -----    --------   -----  --------  -----   --------   -----   --------     -----    --------    -----
                                                            (Dollars in Thousands)
Available for Sale:
U.S. Government
  Treasury
  Obligations.........   $2,999     5.51%  $1,960    5.30%   $    --       --%     $ --      --%     $ 4,959    5.43%    $ 4,959

U. S. Government
  Agency securities...       --       --       --      --      6,000     7.20       --       --        6,000    7.20       6,000
Obligations of
  states and
  political               2,712     9.58    2,773    8.65      1,932     8.48     9,160    7.92       16,577    8.38      16,577
  subdivisions........
Real estate
  investment
  conduits............       --       --       --      --         --       --        59    6.31           59    6.31          59
Mortgage-backed
  securities..........       --       --       23    7.85      2,459     7.72    34,944    7.01       37,426    7.06      37,426
                          -----     ----     ----    ----     ------     ----    ------    ----       ------    ----      ------
  Total...............   $5,711     7.44%  $4,756    7.27%   $10,391     7.56%  $44,163    7.20%     $65,021    7.28%    $65,021
                          =====     ====    =====    ====     ======     ====    ======    ====       ======    ====      ======

Held to Maturity:
Held to Maturity:
U. S. Government
  Agency securities...       --       --%  $8,600    6.06%   $ 1,385     5.95%  $ 2,569    5.95%     $12,554    6.03%    $12,447
Obligations of states
  and political              --       --       --      --        245     7.07     2,741    7.67        2,986    7.62       2,822
  subdivisions........
Mortgage-backed
  securities..........       --       --      --         --       --        --   44,141    6.81       44,141    6.81      42,264
                           ----    -----    ----     ------     ----    ------   ------    ----       ------    ----      ------

  Total...............   $   --       --%  $8,600    6.06%   $ 1,630     6.12%  $49,451    6.81%     $59,681    6.69%    $57,533
                         ======    =====   ======    ====    =======     ====   =======    ====      =======    ====     =======

---------------------
(1) Interest income is shown on a fully tax equivalent basis assuming a 34% federal income tax rate.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer-term basis for general business purposes.

         Deposits. The Company offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         The Company's current deposit products include regular savings, demand deposit, NOW, money market and certificates of deposit accounts ranging in terms from ninety days to eight years. Included in these are certificates of deposit with negotiable interest rates and balances in excess of $50,000 (jumbo certificates), and Individual Retirement Accounts (IRA's).

         Deposits are obtained primarily from residents in Beaver and Lawrence Counties, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of products, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, and print media advertising. The Company does not advertise outside of its market area or utilize  the  services  of  deposit  brokers  and  management  believes  that an insignificant number of deposit accounts are held by non-residents of Pennsylvania.

         The Company pays interest on its deposits which are competitive in its market, but does not attempt to pay the highest rates in its market area. Interest rates on deposits are set weekly by the Board of Directors, based upon a number of factors, including: (1) the previous weeks deposit flow; (2) a current survey of a selected group of competitors' rates for similar products;
(3) external data which may influence interest rates; (4) investment opportunities and loan demand; (5) scheduled maturities.

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.


Maturity Period                               Certificates of Deposit
---------------                               -----------------------
                                                 (In Thousands)
Within three months ..................               $1,206
Beyond three but within six months....                1,070
Beyond six but within twelve months...                1,828
Beyond one year ......................                5,694
                                                     ------
  Total ..............................               $9,798
                                                     ======

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

                                                    At or For the Years
                                                     Ended December 31,
                                              -------------------------------
                                                1999         1998       1997
                                                ----         ----       ----
                                                 (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                 $ 39,829    $ 19,435    $ 6,131
  Maximum amount outstanding at any
    month-end during the year                   50,295      30,895     12,117
  Weighted average interest rate during
    the year                                     5.62%       5.89%      5.69%
  Total FHLB advances at end of period          50,295      30,895     12,117
  Weighted Year End Rate                         5.62%       5.59%      6.11%

Personnel

         As of December 31, 1999, the Company had 73 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

Financial Modernization Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. The GLB Act and the implementing regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve") define "financial in nature" to include securities underwriting, dealing and market making; sponsoring and managing mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; management consulting services; operation of a travel agency; and activities that the Federal Reserve has determined to be closely related to banking. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         The GLB Act also authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that is determined to be financial in nature or incidental to a financial activity, except insurance underwriting, real estate development, real estate investment (except as otherwise permitted by law), insurance company portfolio investments and merchant banking activities. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act further provides that a state bank may invest in financial subsidiaries, assuming the requisite investment authority under state law, subject to the same conditions that apply to national bank investments in financial subsidiaries.

         In addition, the GLB Act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

Regulation of the Bank

         General. As a Pennsylvania chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation and regular examination by the Department, the FDIC, which insures its deposits to the maximum extent permitted by law, and to a much lesser extent, by the Federal Reserve. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

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

         Interstate Acquisitions. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in another state (a "foreign institution") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank and (ii) the establishment of branches in Pennsylvania by foreign institutions, in each case subject to certain conditions including (A) reciprocal legislation in the state in which the foreign institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania savings institutions and (B) approval by the Department. Pennsylvania law also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to the Department's approval and certain other conditions. Out-of-state banks can similarly branch in Pennsylvania.

         Federal Deposit Insurance. The Bank's deposit accounts are insured by the BIF to a maximum of $100,000 for each insured account (as defined by statute and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution Insurance Fund ("SAIF"), which insures savings association deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most banks set at 0%.

         In addition, all FDIC-insured institutions are required to pay assessments through 2017 to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state banks that, like the Bank, are not members of the Federal Reserve System, and the FRB has established substantially similar capital adequacy guidelines applicable to bank holding companies. These capital regulations impose two sets of capital requirements: risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets, and minimum leverage rules, which require banks and bank holding companies to maintain a specified minimum ratio of capital to total assets. At December 31, 1999, the Company and the Bank exceeded all applicable regulatory capital requirements.

         The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

         The leverage capital rules of the FDIC and the FRB require state-chartered banks and bank holding companies, respectively, to maintain a minimum leverage ratio of Tier 1 capital to total assets of 3% for those banks and bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other banks and bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum.

         In addition to the federal regulatory capital requirements, the FDIC has issued a regulation that classifies insured banks by capital levels and provides that the FDIC will take various prompt corrective actions, including the imposition of significant operational restrictions, against any bank subject to its regulation that fails to meet the regulation's capital standards. Under this prompt corrective action regulation, a "well capitalized" bank is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and is not subject to any order or directive requiring the institution to improve its capital level. A bank falls within the "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their actual capital levels. A bank that falls within any of the three undercapitalized categories is subjected to severe regulatory sanctions under the FDIC prompt corrective action regulation. At December 31, 1999, the Bank was classified as "well capitalized."

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institution. Under the Department's regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital adequacy regulation) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institution based on the institution's substandard performance in any of a number of specified areas.

         The Bank was in compliance with both the FDIC and Pennsylvania capital requirements at December 31, 1999. See Note 15 to the Consolidated Financial Statements.

         Transactions With Affiliates. Generally, federal regulatory restrictions on transactions with affiliates require that transactions between a bank or its subsidiaries and its affiliates be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of a bank's capital. Affiliates of the Bank include the Holding Company and any nonbank subsidiaries of the Holding Company.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 1999, the Bank met its reserve requirements.

Regulation of the Company

         General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve and by the Department. This regulation is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department.

         BHCA Activities and Other Limitations. Under the Bank Holding Company Act of 1956, as amended ("BHCA"), a bank holding company must obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank. In determining whether to authorize a bank holding company (or a company that will become a bank holding company) to acquire control of a bank, the Federal Reserve takes into consideration the financial and managerial resources of the bank holding company, as well as those of the bank to be acquired, and considers whether the acquisition is likely to have anti-competitive effects or other adverse effects.

         As a bank holding company, the Company is prohibited under the BHCA, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

         The GLB Act greatly expands the scope of non-banking activities permissible for bank holding companies by enacting authority for "financial holding companies." Effective March 11, 2000, the GLBA Act permits a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in activities that are defined by statute as "financial in nature" or are approved by the FRB as financial in nature or incidental to a financial activity. See "-- Financial Modernization Legislation."

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

         Commitments to Affiliated Depository Institutions. Under Federal Reserve policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The enforceability and precise scope of this policy is unclear, however, in light of recent judicial precedent. However, should the Bank require the support of additional capital resources, it should be anticipated that the Company will be required to respond with any such resources available to it.

         Restrictions Applicable to Pennsylvania-Chartered Mutual Holding Companies. Under authority of Section 115.1 of the Banking Code, and a policy statement issued by the Department, the Department is authorized to approve the reorganization of a state chartered savings bank to a mutual holding company, provided the savings bank has a CAMELS composite rating of one or two under the Uniform Financial Institutions Rating System. While regulations governing the formation of Pennsylvania-chartered mutual holding companies have not yet been adopted, the policy statement and form of application issued by the Department provide the means by which such applications will be processed and approved.

         Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities: (i) investing in the stock of one or more financial institution subsidiaries; (ii) acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary; (iv) investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Banking Code; (v) engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law; and (vi) engaging in such other activities as may be permitted by the Department. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (vi) above, and has a period of two years to cease any non-conforming activities and divest any non-conforming investment.

Item  2.  Description of Properties
-----------------------------------

Properties

         The Company is headquartered in Beaver Falls, Pennsylvania and operates through its wholly owned subsidiary, Peoples Home Savings Bank. The Bank operates through it*s administrative office, its main office and eight branch offices. The Bank's total investment in office property and equipment is $8.1 million with a net book value of $4.3 million at December 31, 1999. The Bank currently operates automated teller machines at most of its branch offices (seven machines) and utilizes Jack Henry's Silverlake Software on an in-house computer system.

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

         None.


         PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under " Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 ("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The information contained in the section "Market Risk Analysis" in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's financial statements listed in Item 14 are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.


         PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2000 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Principal Holders" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Principal Holders" of the Proxy Statement.

         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated statements of financial conditions of PHS Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1999, together with the related notes and the independent accountants' report of S.R. Snodgrass, A.C., independent accountants.

     2.   Schedules omitted as they are not applicable.

          (3)     Exhibits

          (a)     The following exhibits are filed as part of this report.

           2.1    Agreement and Plan of Reorganization*
           3.1    Articles of incorporation of PHS Bancorp, Inc.*
           3.2    Bylaws of PHS Bancorp, Inc.*
           4.0    Stock Certificate of PHS Bancorp, Inc.*
          10.1 Amended Employment Agreement between Peoples Home Savings Bank and James P. Wetzel, Jr.*
          10.2    1998 Restricted Stock Plan*
          10.3    1998 Stock Option Plan*
          13.0 Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1999
          20.1    Dividend Reinvestment Plan**
          21.0 Subsidiary of the Registrant (see "Item 1 Business - Subsidiary Activity" herein)
          23.0    Consent of Accountants
          27.0    Financial Data Schedule (electric filing only)

* Incorporated by reference to Registrant's Quarterly report on form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.

** Incorporated by reference to Registrant's Quarterly report on form 10-Q for the Quarter Ended June 30, 1999 and filed with the Securities and Exchange Commission on July 23, 1999.

          (b)     Reports on Form 8-K.

                   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PHS BANCORP, INC.

Dated:  March 24, 2000                     By: /s/James P. Wetzel, Jr.
                                              -------------------------
                                                James P. Wetzel, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 24, 2000.


By:      /s/James P. Wetzel, Jr.              By: /s/Richard E. Canonge
          ---------------------------------       ------------------------------
         James P. Wetzel, Jr.                     Richard E. Canonge
         President, Chief Executive Officer       Vice President and Treasurer
           and Director                           (Principal Financial Officer)
         (Principal Executive Officer)


By:      /s/Joseph D. Belas                   By: /s/Emlyn Charles
         -----------------------------------      ------------------------------
         Joseph D. Belas                          Emlyn Charles
         Director                                 Director


By:      /s/Douglas K. Brooks                 By: /s/Earl F. Klear
         -----------------------------------      ------------------------------
         Douglas K. Brooks                        Earl F. Klear
         Director                                 Director


By:      /s/John C. Kelly                     By: /s/John M. Rowse
         -----------------------------------      ------------------------------
         John C. Kelly                            John M. Rowse
         Director                                 Director


By:      /s/Howard B. Lenox
         -----------------------------------
         Howard B. Lenox
         Director