Form 10QSB
period 2000-03-31
PHS BANCORP INC
filed 2000-05-11
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                            SEC File Number 000-23230
                            -------------------------

                                PHS Bancorp, Inc.
                                -----------------
             (Exact Name of registrant as specified in its charter)


PENNSYLVANIA                                                   23-2744266
------------                                                   ----------
(State or other jurisdiction of Employer                     (IRS Employer
incorporation or organization)                            Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of May 8, 2000 there were 2,613,738 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                          Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of March 31, 2000
           and December 31, 1999                                               3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 2000 and 1999                                4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 2000               5

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2000 and 1999                          6

           Notes to Consolidated Financial Statements                          7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8 - 13



Part II Other Information                                                     14

           Signatures                                                         15

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              March 31,      December 31,
                                                                 2000           1999
                                                          --------------   --------------
ASSETS
Cash and amounts due from other institutions            $     1,759,938    $     3,533,452
Interest - bearing deposits with other institutions           4,629,776         11,416,781
Investment securities:
      Available for sale                                     28,569,433         27,594,897
      Held to maturity (market value $ 18,198,331
         and $15,268,634)                                    18,441,146         15,539,866
Mortgage - backed securities:
      Available for sale                                     40,683,864         37,426,028
      Held to maturity (market value $ 41,490,774
         and $42,263,705)                                    43,255,445         44,141,386
Loans (net of allowance for loan losses of $1,396,163
      and $1,359,900)                                       121,134,276        118,745,043
Accrued interest receivable                                   1,656,464          1,538,163
Premises and equipment                                        4,218,693          4,295,194
Federal Home Loan Bank stock                                  2,614,800          2,614,885
Other assets                                                  1,732,555          1,794,646
                                                          --------------     --------------

            TOTAL ASSETS                                $   268,696,390    $   268,640,341
                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                $   194,808,977    $   189,344,552
Advances from Federal Home Loan Bank                         44,294,800         50,294,800
Other borrowings                                                109,063            120,039
Accrued interest payable and other liabilities                2,362,754          2,129,613
                                                          --------------     --------------

            Total liabilities                               241,575,594        241,889,004
                                                          --------------     --------------

Preferred stock, 2,000,000 shares authorized, none issue              -                  -
Common stock, $.10 par value 8,000,000 shares authorized
      2,760,000 shares issued                                   276,000            276,000
Additional paid in capital                                   10,523,665         10,541,960
Retained earnings  -  substantially restricted               19,793,037         19,496,887
Accumulated other comprehensive loss                           (714,255)          (914,110)
Unallocated ESOP shares (65,460 and 67,860 shares)           (1,029,198)        (1,066,503)
Unallocated RSP shares (24,536 and 27,330 shares)              (282,167)          (314,295)
Treasury stock, at cost (146,262 and 124,000 shares)         (1,446,286)        (1,268,602)
                                                          --------------     --------------

            Total stockholders' equity                       27,120,796         26,751,337
                                                          --------------     --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   268,696,390    $   268,640,341
                                                         ==============     ==============

   See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                           Three Months Ended March 31,
                                                                              2000          1999
                                                                           ------------ --------------
INTEREST AND DIVIDEND INCOME
      Loans                                                                  $2,392,679   $2,062,438
      Investment securities:
          Taxable                                                               512,899      458,833
          Exempt from federal income tax                                        266,058      233,453
      Mortgage - backed securities                                            1,442,976    1,364,007
      Interest - bearing deposits with other institutions                        46,010       59,784
                                                                             ----------   ----------
               Total interest income                                          4,660,622    4,178,515
                                                                             ----------   ----------

INTEREST EXPENSE
      Deposits                                                                1,887,772    1,708,467
      Advances from Federal Home Loan Bank                                      626,763      461,028
      Other borrowings                                                            1,398       25,812
                                                                             ----------   ----------
               Total interest expense                                         2,515,933    2,195,307
                                                                             ----------   ----------

               Net interest income                                            2,144,689    1,983,208

PROVISION FOR LOAN LOSSES                                                       115,000       95,000
                                                                             ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           2,029,689    1,888,208
                                                                             ----------   ----------

NONINTEREST INCOME
      Service charges on deposit accounts                                       119,678       98,663
      Investment securities gains, net                                             --           --
      Rental income, net                                                         19,216       22,305
      Other income                                                               42,176       36,745
                                                                             ----------   ----------
               Total noninterest income                                         181,070      157,713
                                                                             ----------   ----------

NONINTEREST EXPENSE
      Compensation and employee benefits                                        808,678      821,603
      Occupancy and equipment costs                                             286,080      297,375
      Deposit insurance premium                                                   9,698       26,573
      Data processing costs                                                      78,974       84,149
      Other expenses                                                            304,481      300,818
                                                                             ----------   ----------
               Total noninterest expense                                      1,487,911    1,530,518
                                                                             ----------   ----------

Income before income taxes                                                      722,848      515,403
Income taxes                                                                    192,100      129,747
                                                                             ----------   ----------

               NET INCOME                                                    $  530,748   $  385,656
                                                                             ==========   ==========

Earnings Per Share
      Basic                                                                  $     0.21   $     0.15
      Diluted                                                                $     0.21   $     0.15

Weighted average number of shares outstanding
      Basic                                                                   2,536,898    2,648,697
      Diluted                                                                 2,536,898    2,655,168

   See accompanying notes to the unaudited consolidated financial statements

                                PHS BANCORP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                     Accumulated
                           Additional                   Other     Unallocated   Unallocated                 Total       Compre-
                 Common     Paid in     Retained    Comprehensive   ESOP           RSP         Treasury  Stockholders'  hensive
                  Stock     Capital     Earnings    Income (Loss)   Shares        Shares        Stock       Equity      Income
                -------- ----------- ------------ ------------- ------------  ------------ ----------- -------------- --------
Balance,
   December
   31, 1999     $276,000  $10,541,960 $19,496,887     $(914,110) $(1,066,503)   $(314,295)  $(1,268,602) $26,751,337

    Net Income                            530,748                                                            530,748    $530,748
Other
  comprehensive
  income:
Unrealized gain
  on available
  for sale
  securities,
  net of tax
  of $102,955                                           199,855                                              199,855     199,855
                                                                                                                        --------
Comprehensive
  income                                                                                                                $730,603
                                                                                                                        ========

Cash dividends
  paid                                   (234,598)                                                          (234,598)
Treasury stock
  purchased,
  at cost                                                                                     (177,684)     (177,684)
    ESOP shares
      earned                  (18,295)                                37,305                                  19,010
    RSP shares
      earned                                                                       32,128                     32,128
                -------- ------------ ----------- ------------- ------------  ----------- ------------   -----------
Balance,
  March
  31, 2000      $276,000  $10,523,665 $19,793,037     $(714,255) $(1,029,198)   $(282,167) $(1,446,286)  $27,120,796
                ======== ============ =========== ============= ============  =========== ============   ===========


See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Three months ended March 31,
                                                                        2000             1999
                                                                    ------------     ------------
OPERATING ACTIVITIES
Net income                                                             $530,748         $385,656
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                           115,000           95,000
    Depreciation, amortization and accretion                            136,077          129,179
    Amortization of discounts, premiums and
      loan origination fees                                             242,869          147,826
    Gains on sale of investment securities, net                               -                -
    Increase in loans held for sale                                           -          (21,934)
    Increase in accrued interest receivable                            (118,301)        (118,698)
    Increase in accrued interest payable                                 58,025           86,057
    Amortization of ESOP unearned compensation                           19,010           30,168
    Amortization of RSP unearned compensation                            32,128           32,128
    Other, net                                                           21,804           85,134
                                                                    ------------     ------------

      Net cash provided by operating activities                       1,037,360          850,516
                                                                    ------------     ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                                      -                -
     Proceeds from maturities and principal repayments                2,875,685        3,897,001
     Purchases                                                       (6,779,468)      (6,445,406)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments                  942,556        9,504,596
     Purchases                                                       (2,963,389)     (16,943,823)
  Increase in loans receivable, net                                  (2,749,175)      (2,561,749)
  Proceeds from sale of repossessed assets                               94,321           56,390
  Purchase of premises and equipment, net                               (59,576)         (11,378)
  Purchase of Federal Home Loan Bank Stock                                    -         (300,000)
                                                                    ------------     ------------

    Net cash used for investing activities                           (8,639,046)     (12,804,369)
                                                                    ------------     ------------

FINANCING ACTIVITIES
  Net increase in deposits                                            5,464,425        2,325,580
  Advances from Federal Home Loan Bank                                        -        5,000,000
  Repayment of short term Advances from Federal Home Loan Bank       (6,000,000)               -
  Repayment of other borrowings                                         (10,976)         (24,428)
  Common stock acquired by RSP                                                -         (506,502)
  Cash dividends paid                                                  (234,598)        (193,200)
  Treasury stock purchased                                             (177,684)               -
                                                                    ------------     ------------

    Net cash provided by (used for) financing activities               (958,833)       6,601,450
                                                                    ------------     ------------

    Decrease in cash and cash equivalents                            (8,560,519)      (5,352,403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     14,950,233       11,468,820
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $6,389,714       $6,116,417
                                                                    ============     ============


   See accompanying notes to the unaudited consolidated financial statements.

                                PHS Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHS Bancorp, Inc. (the "Company) include it's wholly-owned subsidiary, Peoples Home Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated. The Company's business is conducted principally through the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1999.


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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, year 2000 issues, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at March 31, 2000 of $268.7 million, remained relatively unchanged from December 31, 1999, however, the components of total assets changed, as follows. Increases in investment and mortgage-backed securities of $6.2 million and loans receivable of $2.4 million were offset by a decreases in cash of $ 1.8 million and interest-bearing deposits of $6.8 million.

Loans receivable at March 31, 2000, of $121.1 million represented an increase of 2.0% from $118.7 million at December 31, 1999. The growth in the loan portfolio was primarily attributable to increases in municipal loans.

Investment and mortgage-backed securities increased $6.2 million to $130.9 million at March 31, 2000, from $124.7 million at December 31, 1999. This increase was the result of purchases of $9.7 million, maturities of $2.0 million, and principal repayments of $1.8 million.

Total deposits after interest credited at March 31, 2000 were $194.8 million, an increase of $5.5 million or 2.9% from $189.3 million at December 31, 1999.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $6.0 million to $44.3 million at March 31, 2000 from $50.3 million at December 31, 1999. This decrease was the result of the repayment of short term advances which were used for year 2000 liquidity purposes at year end.

Stockholders' equity increased $370,000 for the three month period ended March 31, 2000. This increase was due to net income of $531,000 and decreases in accumulated other comprehensive losses and unallocated ESOP and RSP shares of $200,000, 37,000 and $32,000 respectively. These increases to stockholders' equity were partially offset by an increase in treasury stock of $177,000 and cash dividends paid of $235,000.

The  decrease  in  other  comprehensive   accumulated  loss  resulted  from  the
fluctuation in market value of the Company's investment in securities and mortgage-backed securities available for sale ("the available for sale portfolio"). Because of interest rate volatility, accumulated other comprehensive loss and shareholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the available for sale portfolio is considered temporary in nature and will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the

Company does not expect, though there is no assurance, that its investment in these securities will affect net income in future periods.

Results of Operations


Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999.

General.
Net income for the three months ended March 31, 2000 increased by $145,000 to $531,000, from $386,000 for the three months ended March 31, 1999. This increase was primarily due to an increases in net interest income of $162,000 and non-interest income of $23,000 coupled with a decrease in non-interest expense of $43,000. These increases to net income were partially offset by increases in loan loss and income tax provisions of $20,000 and $62,000, respectively.

Net Interest Income.
Reported net interest income increased $162,000 or 8.2% for the three months ended March 31, 2000. Net interest income on a tax equivalent basis increased by $179,000 or 8.5% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $18.1 million and $20.5 million, respectively). The Company's net interest rate spread increased 8 basis points (with 100 basis points being equal to 1%) to 3.22% for the three months ended March 31, 2000. The increase in average earning assets of $18.1 million was primarily due to a $17.8 million increase in average loans.

Interest Income.
Interest income on a tax equivalent basis totaled $4.8 million for the three months ended March 31, 2000, an increase of $500,000 or 11.6% over the total of $4.3 million for the three months ended March 31, 1999. This increase was mainly due to an increase in the Company's average interest-earning assets of $18.1 million for the three months ended March 31, 2000. Interest earned on loans increased $331,000 or 16.1%, in 2000. The increase was due to a $17.1 million increase in the average balance of loans, partially offset by an 11 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $169,000 or 7.6%, in 2000. The increase was due to a $0.3 million increase in the average balance of investment and mortgage-backed securities coupled with a 48 basis point increase in the yield earned.

Interest Expense.
Interest expense increased $321,000 to $2.5 million for the three months ended March 31, 2000. The increase in interest expense was due to a $20.5 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 10.7 million and increased borrowings of $ 9.8 million pursuant to the Bank's leverage strategy coupled with a 19 basis point increase in the average cost of interest-bearing liabilities to 4.25%.

Provision for Losses on Loans.
The provision for loan losses increased by $20,000 to $115,000 for the three months ended March 31, 2000, from $95,000 for the three months ended March 31, 1999. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $23,000 to $181,000 for the three months ended March 31, 2000, from $158,000 for the three months ended March 31, 1999. This increase was primarily due to increased service charges on deposit accounts of $21,000, due to increases in fees which commenced in the third quarter of 1999 coupled with an increase in the number of transaction accounts.

Non-interest Expense.
Non-interest expense decreased $43,000 to $1,488,000 for the three months ended March 31, 2000, from $1,531,000 for the three months ended March 31, 1999. This decrease was primarily due to decreases in compensation and employee benefits of $13,000, occupancy and equipment costs of $ 11,000 and deposit insurance premiums of $17,000 for the three months ended March 31, 2000, due to the Federal Deposit Insurance Corporation's assessment rate change in January 2000.

Income Tax Expense.
Income tax expense increased $62,000 to $192,000 for the three months ended March 31, 2000, from $130,000 for the three months ended March 31, 1999.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The primary activity of the Company is originating loans and purchasing investment and mortgage-backed securities. During the three month periods ended March 31, 2000, and 1999, the Company originated loans in the amounts of $14.4 and $13.7 million, respectively. The Company also purchases investment and mortgage-backed securities to invest excess liquidity and to supplement local loan demand. During the three month periods ended March 31, 2000, and 1999, the Company purchased investment and mortgage-backed securities in the amounts of $9.7 and $23.4 million, respectively.

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At March 31, 2000 the Bank had borrowed $44.3 million of it's $133.5 million maximum borrowing capacity with a remaining borrowing capacity of approximately $89.2 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At March 31, 2000, the Bank's Tier I risk-based and total risk-based capital ratios were 21.6% and 22.7%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.1% at March 31, 2000. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 2000 and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                             March 31,      December 31
                                               2000             1999
                                               ----             ----
                                               (Dollars in Thousands)

Loans on nonaccrual basis                    $ 437            $ 424
Loans past due 90 days or more                  76               73
                                             -----            -----

Total non-performing loans                     513              497
                                             -----            -----

Real estate owned                               13                0
                                             -----            -----

Total non-performing assets                  $ 526            $ 497
                                             =====            =====

Total non-performing loans to total loans     0.42%            0.42%
                                             =====            =====

Total non-performing loans to total assets    0.19%            0.19%
                                             =====            =====

Total non-peforming assets to total assets    0.20%            0.19%
                                             =====            =====



The allowance for loan losses was 265.4% of total non-performing assets at March 31, 2000 and 273.4% at December 31, 1999.

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

3.1      Articles of Incorporation of PHS Bancorp, Inc. *
3.2      Bylaws of PHS Bancorp, Inc. *
10.1     Amended employment agreement between Peoples Home Savings Bank and
           James P. Wetzel, Jr. *
10.2     1998 Restricted Stock Plan *
10.3     1998 Stock Option Plan *
27.0     Financial Data Schedule (in electronic filing only)
99.0     Review Report of S.R. Snodgrass , A.C.

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



Date: May 11, 2000





PHS Bancorp, Inc.
-----------------
(Registrant)



By: /s/ James P. Wetzel, Jr.
    -------------------------------------------



James P. Wetzel, Jr.

President and Chief Executive Officer



By: /s/ Richard E. Canonge
    -------------------------------------------


Richard E. Canonge

Chief Financial Officer and Treasurer