Form 10QSB
period 2000-06-30
PHS BANCORP INC
filed 2000-08-03
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of August 2, 2000 there were 2,603,738 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 2000
           and December 31, 1999                                               3

           Consolidated Statement of Income (unaudited) for the Three and Six
           Months ended June 30, 2000 and 1999                                 4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Six Months ended June 30, 2000                  5

           Consolidated Statement of Cash Flows (unaudited) for the
           Six Months ended June 30, 2000 and 1999                             6

           Notes to Consolidated Financial Statements                          7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8 - 14



Part II Other Information                                                     15

           Signatures                                                         16

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                 June 30,             December 31,
                                                                                   2000                   1999
                                                                             ------------------     ------------------
            ASSETS
            Cash and amounts due from other institutions                   $         1,642,153    $         3,533,452
            Interest - bearing deposits with other institutions                      5,117,260             11,416,781
            Investment securities:
                  Available for sale                                                26,897,173             27,594,897
                  Held to maturity (market value $ 18,108,597
                  and $15,268,634)                                                  18,369,391             15,539,866
            Mortgage - backed securities:
                  Available for sale                                                39,720,953             37,426,028
                  Held to maturity (market value $ 40,206,512
                  and $42,263,705)                                                  41,708,423             44,141,386
            Loans (net of allowance for loan losses of $1,429,391
                  and $1,359,900)                                                  127,339,546            118,745,043
            Accrued interest receivable                                              1,634,663              1,538,163
            Premises and equipment                                                   4,152,218              4,295,194
            Federal Home Loan Bank stock                                             2,614,800              2,614,885
            Other assets                                                             1,630,963              1,794,646
                                                                             ------------------     ------------------
                                      TOTAL ASSETS                         $       270,827,543    $       268,640,341
                                                                             ==================     ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits                                                       $       196,545,728    $       189,344,552
            Advances from Federal Home Loan Bank                                    44,294,800             50,294,800
            Other borrowings                                                            97,951                120,039
            Accrued interest payable and other liabilities                           2,347,430              2,129,613
                                                                             ------------------     ------------------
                                 Total liabilities                                 243,285,909            241,889,004
                                                                             ------------------     ------------------

            Preferred stock, 2,000,000 shares authorized, none issued                        -                      -
            Common stock, $.10 par value 8,000,000 shares authorized,
                  2,760,000 shares issued                                              276,000                276,000
            Additional paid in capital                                              10,505,895             10,541,960
            Retained earnings  -  substantially restricted                          20,115,289             19,496,887
            Accumulated other comprehensive loss                                      (624,207)              (914,110)
            Unallocated ESOP shares (63,060 and 67,860 shares)                        (991,893)            (1,066,503)
            Unallocated RSP shares (21,742 and 27,330 shares)                         (250,039)              (314,295)
            Treasury stock, at cost (151,262 and 124,000 shares)                    (1,489,411)            (1,268,602)
                                                                             ------------------     ------------------
                        Total stockholders' equity                                  27,541,634             26,751,337
                                                                             ------------------     ------------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       270,827,543    $       268,640,341
                                                                             ==================     ==================

   See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                    2000              1999               2000              1999
                                                                --------------    --------------     --------------    -------------
INTEREST AND DIVIDEND INCOME
     Loans                                                    $     2,534,808   $     2,171,870    $     4,927,487   $     4,234,308
     Investment securities:
         Taxable                                                      513,254           467,968          1,026,153           926,801
         Exempt from federal income tax                               276,076           239,367            542,134           472,820
     Mortgage - backed securities                                   1,434,144         1,390,523          2,877,120         2,754,530
     Interest - bearing deposits with other institutions               39,742            39,944             85,752            99,728
                                                                --------------    --------------     --------------    -------------
               Total interest income                                4,798,024         4,309,672          9,458,646         8,488,187
                                                                --------------    --------------     --------------    -------------
INTEREST EXPENSE
     Deposits                                                       1,978,612         1,744,402          3,866,384         3,452,869
     Advances from Federal Home Loan Bank                             627,669           508,131          1,254,432           969,159
     Other borrowings                                                   1,262            26,404              2,660            52,216
                                                                --------------    --------------     --------------    -------------
              Total interest expense                                2,607,543         2,278,937          5,123,476         4,474,244
                                                                --------------    --------------     --------------    -------------
                 Net interest income                                2,190,481         2,030,735          4,335,170         4,013,943

PROVISION FOR LOAN LOSSES                                             140,000            90,000            255,000           185,000
                                                                --------------    --------------     --------------    -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 2,050,481         1,940,735          4,080,170         3,828,943
                                                                --------------    --------------     --------------    -------------
NONINTEREST INCOME
     Service charges on deposit accounts                              131,822           106,318            251,500           204,981
     Investment securities gains, net                                       -                 -                  -                 -
     Rental income, net                                                22,716            22,134             41,932            44,439
     Other income                                                      43,558            30,898             85,734            67,643
                                                                --------------    --------------     --------------    -------------
            Total noninterest income                                  198,096           159,350            379,166           317,063
                                                                --------------    --------------     --------------    -------------

NONINTEREST EXPENSE
     Compensation and employee benefits                               802,278           824,688          1,610,956         1,646,291
     Occupancy and equipment costs                                    285,623           272,550            571,703           569,925
     Deposit insurance premium                                          9,709            26,360             19,407            52,933
     Data processing costs                                             78,128            63,700            157,102           147,849
     Other expenses                                                   315,324           333,878            619,805           634,696
                                                                --------------    --------------     --------------    -------------
           Total noninterest expense                                1,491,062         1,521,176          2,978,973         3,051,694
                                                                --------------    --------------     --------------    -------------
Income before income taxes                                            757,515           578,909          1,480,363         1,094,312
Income taxes                                                          200,024           158,755            392,124           288,502
                                                                --------------    --------------     --------------    -------------
                          NET INCOME                          $       557,491   $       420,154    $     1,088,239   $       805,810
                                                                ==============    ==============     ==============    =============
Earnings Per Share
     Basic                                                    $         $0.22             $0.16    $         $0.43             $0.30
     Diluted                                                  $         $0.22   $         $0.16    $         $0.43   $         $0.30

Weighted average number of shares outstanding
     Basic                                                          2,522,978         2,678,207          2,530,553         2,681,173
     Diluted                                                        2,522,978         2,678,207          2,530,553         2,681,173

   See accompanying notes to the unaudited consolidated financial statements.

                                                                    PHS BANCORP, INC.
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                     Accumulated
                         Additional                     Other      Unallocated  Unallocated                    Total         Compre-
                Common    Paid in     Retained      Comprehensive      ESOP         RSP         Treasury   Stockholders'     hensive
                Stock     Capital     Earnings      Income (Loss)     Shares      Shares         Stock        Equity         Income
               --------- ------------ ------------  ------------- ------------- ------------ ------------- -------------  ----------
Balance,
  December
  31, 1999     $276,000  $10,541,960  $19,496,887      ($914,110)  ($1,066,503)   ($314,295)  ($1,268,602)  $26,751,337

Net Income                              1,088,239                                                             1,088,239   $1,088,239
Other
comprehensive
income:
  Unrealized
   gain on
   available
   for sale
   securities,
   net of
   tax of
   $149,343                                              289,903                                                289,903      289,903
                                                                                                                         -----------
  Compre-
    hensive
    income                                                                                                                $1,378,142
                                                                                                                         ===========

Cash
  dividends
  paid                                   (469,837)                                                             (469,837)
Treasury
  stock
  purchased,
  at cost                                                                                        (220,809)     (220,809)
ESOP shares
  earned                     (36,065)                                   74,610                                   38,545
RSP shares
  earned                                                                             64,256                      64,256
               --------- ------------ ------------  ------------- ------------- ------------ ------------- -------------
Balance,
  June 30,
  2000         $276,000  $10,505,895  $20,115,289      ($624,207)    ($991,893)   ($250,039)  ($1,489,411)  $27,541,634
               ========= ============ ============  ============= ============= ============ ============= =============


   See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Six months ended June 30,
                                                                       2000            1999
                                                                 --------------  ---------------
OPERATING ACTIVITIES
Net income                                                        $  1,088,239    $    805,810
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          255,000         185,000
    Depreciation, amortization and accretion                           277,038         257,482
    Amortization of discounts, premiums and
      loan origination fees                                            500,995         322,262
    Decrease in loans held for sale                                          -         (21,934)
    Increase in accrued interest receivable                            (96,500)         (5,218)
    Increase (decrease) in accrued interest payable                    212,310          (1,574)
    Amortization of ESOP unearned compensation                          38,545          54,624
    Amortization of RSP unearned compensation                           64,256          64,256
    Other, net                                                        (199,071)        185,287
                                                                  ------------    ------------

      Net cash provided by operating activities                      2,140,812       1,845,995
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
    Proceeds from maturities and principal repayments                6,678,978       5,315,716
    Purchases                                                       (7,779,468)    (13,309,977)
  Investment and mortgage-backed securities held to maturity:
    Proceeds from maturities and principal repayments                2,549,873      26,393,029
    Purchases                                                       (2,963,389)    (25,376,117)
  Increase in loans receivable, net                                 (9,347,057)    (11,093,493)
  Proceeds from sale of repossessed assets                             175,051         140,376
  Purchase of premises and equipment, net                             (134,062)       (254,342)
  Purchase of Federal Home Loan Bank Stock                                   -        (400,000)
                                                                  ------------    ------------

      Net cash used for investing activities                       (10,820,074)    (18,584,808)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                                           7,201,176       3,495,449
  Advances from Federal Home Loan Bank                                       -       8,000,000
  Repayment of short term Advances from Federal Home Loan Bank      (6,000,000)              -
  Repayment of other borrowings                                        (22,088)     (1,246,025)
  Common stock acquired by RSP                                               -        (506,502)
  Cash dividends paid                                                 (469,837)       (386,400)
  Treasury stock purchased                                            (220,809)       (259,375)
                                                                  ------------    ------------
      Net cash provided by financing activities                        488,442       9,097,147
                                                                  ------------    ------------

      Decrease in cash and cash equivalents                         (8,190,820)     (7,641,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    14,950,233      11,468,820
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  6,759,413    $  3,827,154
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1999.


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

Financial Condition

Total assets at June 30, 2000 increased $2.2 million or 0.8% to $270.8 million from $268.6 million at December 31, 1999. Increases in loans receivable of $8.6 million and investment and mortgage-backed securities of $2.0 million were partially offset by a decrease in cash and interest-bearing deposits with other institutions of $8.2 million.

Loans receivable at June 30, 2000, of $127.3 million represented an increase of $8.6 million or 7.2% from $118.7 million at December 31, 1999. The growth in the loan portfolio was primarily attributable to increases in municipal loans of $3.8 million, automobile loans of $3.1 million and first mortgage loans of $1.3 million.

Investment and mortgage-backed securities increased $2.0 million to $126.7 million at June 30, 2000, from $124.7 million at December 31, 1999. This increase was the result of purchases of $10.7 million , maturities of $4.9 million, and principal repayments of $4.4 million.

Total deposits after interest credited at June 30, 2000 were $196.5 million, an increase of $7.2 million or 3.8% from $189.3 million at December 31, 1999.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $6.0 million to $44.3 million at June 30, 2000 from $50.3 million at December 31, 1999. This decrease was the result of the repayment of short term advances which were used for year 2000 liquidity purposes at year end.

Stockholders' equity increased $791,000. This increase was due to net income of $1,088,000 and decreases in accumulated other comprehensive losses and unallocated ESOP and RSP shares of $290,000, 75,000 and $64,000 respectively. These increases to stockholders' equity were partially offset by a decrease in additional paid in capital of $36,000 along with an increase in treasury stock of $221,000 and cash dividends paid of $470,000.

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

Results of Operations


Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999.

General.
Net income for the three months ended June 30, 2000 increased by $137,000 to $557,000, from $420,000 for the three months ended June 30, 1999. This increase was primarily due to an increases in net interest income of $159,000 and non-interest income of $39,000 coupled with a decrease in non-interest expense of $30,000. These increases to net income were partially offset by increases in loan loss and income tax provisions of $50,000 and $41,000, respectively.

Net Interest Income.
Reported net interest income increased $159,000 or 7.8% for the three months ended June 30, 2000. Net interest income on a tax equivalent basis increased by $170,000 or 7.9% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $14.9 million and $16.4 million, respectively). The Company's net interest rate spread increased 9 basis points (with 100 basis points being equal to 1%) to 3.21% for the three months ended June 30, 2000. The increase in average earning assets of $14.9 million was primarily due to a $18.0 million increase in average loans, partially offset by a $3.1 million decrease in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $4.9 million for the three months ended June 30, 2000, an increase of $496,000 or 11.2% over the total of $4.4 million for the three months ended June 30, 1999. This increase was mainly due to an increase in the Company's average interest-earning assets of $14.9 million for the three months ended June 30, 2000. Interest earned on loans increased $362,000 or 16.7%, in 2000. The increase was due to a $18.0 million increase in the average balance of loans while the yield earned remained constant. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $134,000 or 5.9%, in 2000. The increase was due to a 48 basis point increase in the yield earned, partially offset by a $3.1 million decrease in average investment and mortgage-backed securities.

Interest Expense.
Interest expense increased $326,000 to $2.6 million for the three months ended June 30, 2000. The increase in interest expense was due to a $16.4 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 10.5 million and increased borrowings of $ 5.9 million pursuant to the Company's leverage strategy coupled with a 26 basis point increase in the average cost of interest-bearing liabilities to 4.33%.

Provision for Losses on Loans.
The provision for loan losses increased by $50,000 to $140,000 for the three months ended June 30, 2000, from $90,000 for the three months ended June 30, 1999. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $39,000 to $198,000 for the three months ended June 30, 2000, from $159,000 for the three months ended June 30, 1999. This increase was primarily due to increased service charges on deposit accounts of $26,000, due to increases in fees which commenced in the third quarter of 1999 coupled with an increase in the number of transaction accounts.

Non-interest Expense.
Non-interest expense decreased $30,000 to $1,491,000 for the three months ended June 30, 2000, from $1,521,000 for the three months ended June 30, 1999. This decrease was primarily due to decreases in compensation and employee benefits of $23,000, primarily due to a decrease in ESOP expense due to a lower average market value of the Company's stock along with deposit insurance premiums of $17,000 for the three months ended June 30, 2000, due to the Federal Deposit Insurance Corporation's assessment rate change in January 2000. These decreases to non-interest expense were partially offset by increased occupancy and equipment costs of $ 13,000

Income Tax Expense.
Income tax expense increased $41,000 to $200,000 for the three months ended June 30, 2000, from $159,000 for the three months ended June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999.

General.
Net income for the six months ended June 30, 2000 increased by $282,000 to $1,088,000, from $806,000 for the six months ended June 30, 1999. This increase was primarily due to an increases in net interest income of $321,000 and non-interest income of $62,000 coupled with a decrease in non-interest expense of $73,000. These increases to net income were partially offset by increases in loan loss and income tax provisions of $70,000 and $103,000, respectively.

Net Interest Income.
Reported net interest income increased $321,000 or 7.8% for the six months ended June 30, 2000. Net interest income on a tax equivalent basis increased by $170,000 or 8.0% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $16.5 million and $18.4 million, respectively). The Company's net interest rate spread increased 8 basis points (with 100 basis points being equal to 1%) to 3.21% for the six months ended June 30, 2000. The increase in average earning assets of $16.5 million was primarily due to a $17.9 million increase in average loans, partially offset by a $1.4 million decrease in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $9.7 million for the six months ended June 30, 2000, an increase of $996,000 or 11.4% over the total of $8.7 million for the six months ended June 30, 1999. This increase was mainly due to an increase in the Company's average interest-earning assets of $16.5 million for the six months ended June 30, 2000. Interest earned on loans increased $693,000 or 16.4%, in 2000. The increase was due to a $17.9 million increase in the average balance of loans, partially offset by a 6 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $134,000 or 5.9%, in 2000. The increase was due to a 51 basis point increase in the yield earned, partially offset by a $1.4 million decrease in average investment and mortgage-backed securities.

Interest Expense.
Interest expense increased $647,000 to $5.1 million for the six months ended June 30, 2000. The increase in interest expense was due to a $18.4 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 10.6 million and increased borrowings of $ 7.8 million pursuant to the Bank's leverage strategy coupled with a 23 basis point increase in the average cost of interest-bearing liabilities to 4.29%.

Provision for Losses on Loans.
The provision for loan losses increased by $70,000 to $255,000 for the six months ended June 30, 2000, from $185,000 for the six months ended June 30, 1999. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.

Non-interest Income.
Total non-interest income increased $62,000 to $198,000 for the six months ended June 30, 2000, from $317,000 for the six months ended June 30, 1999. This increase was primarily due to increased service charges on deposit accounts of $47,000, due to increases in fees which commenced in the third quarter of 1999 coupled with an increase in the number of transaction accounts.

Non-interest Expense.
Non-interest expense decreased $73,000 to $2,979,000 for the six months ended June 30, 2000, from $3,052,000 for the six months ended June 30, 1999. This decrease was primarily due to decreases in compensation and employee benefits of $35,000 and deposit insurance premiums of $34,000 for the six months ended June 30, 2000, due to the Federal Deposit Insurance Corporation's assessment rate change in January 2000.

Income Tax Expense.
Income tax expense increased $103,000 to $392,000 for the six months ended June 30, 2000, from $289,000 for the six months ended June 30, 1999.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 2000 the Bank had borrowed $44.3 million of it's $135.7 million maximum borrowing capacity with a remaining borrowing capacity of approximately $91.4 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At June 30, 2000, the Bank's Tier I risk-based and total risk-based capital ratios were 20.9% and 22.0%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.0% at June 30, 2000. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2000 and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                           June 30,  December 31,
                                           --------  ------------
                                             2000      1999
                                             ----      ----
                                          (Dollars in Thousands)

Loans on nonaccrual basis                    $390      $424
Loans past due 90 days or more                 85        73
                                              ---       ---

Total non-performing loans                    475       497
                                              ---       ---

Real estate owned                               0         0
                                              ---       ---

Total non-performing assets                  $475      $497
                                              ===       ===

Total non-performing loans to total loans    0.37%     0.42%
                                             ====      ====

Total non-performing loans to toal assets    0.18%     0.19%
                                             ====      ====

Total non-performing assets to total assets  0.18%     0.19%
                                             ====      ====


The allowance for loan losses was 314.1% of total non-performing assets at June 30, 2000 and 273.4% at December 31, 1999.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

          On April 27, 2000, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Directors John C. Kelly, Earl F. Klear, and John M. Rowse for terms of three years ending in 2003. Mr. Kelly received 2,397,569 votes in favor and 14,575 votes were withheld. Mr. Klear received 2,395,443 votes in favor and 38,669 votes were withheld. Mr. Rowse received 2,397,468 votes in favor and 36,644 votes were withheld.

          Ratification of the appointment of S.R. Snodgrass, A.C. as the Company's auditors for the 2000 fiscal year with 2,408,978 votes for, 25,106 votes against, and 27 abstentions.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8 - K.

          (a)      The following exhibits are filed as part of this report.

          3.1      Articles of Incorporation of PHS Bancorp, Inc.*
          3.2      Bylaws of PHS Bancorp, Inc.*
         10.1      Amended employment agreement between
                     Peoples Home Savings Bank and James P. Wetzel, Jr.*
         10.2      1998 Restricted Stock Plan*
         10.3      1998 Stock Option Plan*
         27.0      Financial Data Schedule (electronic filing only)
         99.0      Review Report of S.R. Snodgrass , A.C.


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



Date: August 3, 2000





PHS Bancorp, Inc.
-----------------




By:  /s/James P. Wetzel, Jr.
     -----------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By:  /s/ Richard E. Canonge
     -----------------------------------


Richard E. Canonge

Chief Financial Officer and Treasurer
(Principal Accounting Officer)