Form 10QSB
period 2000-09-30
PHS BANCORP INC
filed 2000-11-13
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
                      -------------------------------------

                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of November 8, 2000 there were 2,574,738 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                                                  Page
                                                                                                 Number
                                                                                                ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 2000
           and December 31, 1999                                                                   3

           Consolidated Statement of Income (unaudited) for the Three and Nine
           Months ended September 30, 2000 and 1999                                                4

           Consolidated Statement of Comprehensive Income (unaudited) for
           the Three andNine Months ended September 30, 2000 and 1999                              5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 2000                                6

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 2000 and 1999                                           7

           Notes to Consolidated Financial Statements                                              8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   9 - 15



Part II Other Information                                                                          16

           Signatures                                                                              17


                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                    September 30,           December 31,
                                                                                         2000                   1999
                                                                                  -------------------    -------------------
            ASSETS
            Cash and amounts due from other institutions                        $          1,544,582   $          3,533,452
            Interest - bearing deposits with other institutions                            4,959,301             11,416,781
            Investment securities:
                  Available for sale                                                      25,283,399             27,594,897
                  Held to maturity (market value $ 18,178,237
                     and $15,268,634)                                                     18,295,415             15,539,866
            Mortgage - backed securities:
                  Available for sale                                                      38,885,847             37,426,028
                  Held to maturity (market value $ 39,478,753
                     and $42,263,705)                                                     40,485,095             44,141,386
            Loans (net of allowance for loan losses of $1,421,339
                  and $1,359,900)                                                        128,041,519            118,745,043
            Accrued interest receivable                                                    1,667,381              1,538,163
            Premises and equipment                                                         4,636,001              4,295,194
            Federal Home Loan Bank stock                                                   2,614,800              2,614,885
            Other assets                                                                   1,448,814              1,794,646
                                                                                  -------------------    -------------------
                        TOTAL ASSETS                                            $        267,862,154   $        268,640,341
                                                                                  ===================    ===================
            LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits                                                            $        196,487,809   $        189,344,552
            Advances from Federal Home Loan Bank                                          41,294,800             50,294,800
            Other borrowings                                                                  86,702                120,039
            Accrued interest payable and other liabilities                                 1,876,768              2,129,613
                                                                                  -------------------    -------------------
                        Total liabilities                                                239,746,079            241,889,004
                                                                                  -------------------    -------------------
            Preferred stock, 2,000,000 shares authorized, none issued                              -                      -
            Common stock, $.10 par value 8,000,000 shares authorized,
                  2,760,000 shares issued                                                    276,000                276,000
            Additional paid in capital                                                    10,492,123             10,541,960
            Retained earnings  -  substantially restricted                                20,451,577             19,496,887
            Accumulated other comprehensive loss                                            (231,715)              (914,110)
            Unallocated ESOP shares (60,660 and 67,860 shares)                              (954,588)            (1,066,503)
            Unallocated RSP shares (18,949 and 27,330 shares)                               (217,911)              (314,295)
            Treasury stock, at cost (173,262 and 124,000 shares)                          (1,699,411)            (1,268,602)
                                                                                  -------------------    -------------------
                        Total stockholders' equity                                        28,116,075             26,751,337
                                                                                  -------------------    -------------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $        267,862,154   $        268,640,341
                                                                                  ===================    ===================


   See accompanying notes to the unaudited consolidated financial statements.




                                              PHS BANCORP, INC.
                                    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                                   2000              1999                 2000              1999
                                                               --------------    --------------       -------------     ------------
INTEREST AND DIVIDEND INCOME
      Loans                                                  $     2,614,672   $     2,319,708      $    7,542,159    $    6,554,016
      Investment securities:
          Taxable                                                    501,373           462,353           1,527,526         1,389,154
          Exempt from federal income tax                             253,697           252,983             795,831           725,803
      Mortgage - backed securities                                 1,396,696         1,390,815           4,273,816         4,145,345
      Interest - bearing deposits with other institutions             29,839            21,900             115,591           121,628
                                                               --------------    --------------       -------------     ------------
               Total interest income                               4,796,277         4,447,759          14,254,923        12,935,946
                                                               --------------    --------------       -------------     ------------

INTEREST EXPENSE
      Deposits                                                     2,045,914         1,739,094           5,912,298         5,191,963
      Advances from Federal Home Loan Bank                           593,012           583,662           1,847,444         1,552,821
      Other borrowings                                                 1,125             1,663               3,785            53,879
                                                               --------------    --------------       -------------     ------------
               Total interest expense                              2,640,051         2,324,419           7,763,527         6,798,663
                                                               --------------    --------------       -------------     ------------

               Net interest income                                 2,156,226         2,123,340           6,491,396         6,137,283

PROVISION FOR LOAN LOSSES                                            150,000           120,000             405,000           305,000
                                                               --------------    --------------       -------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                2,006,226         2,003,340           6,086,396         5,832,283
                                                               --------------    --------------       -------------     ------------

NONINTEREST INCOME
      Service charges on deposit accounts                            142,263           124,689             393,763           329,670
      Investment securities gains, net                                 7,315                 -               7,315                 -
      Rental income, net                                              22,717            22,135              64,649            66,574
      Other income                                                    87,688            86,020             173,422           153,663
                                                               --------------    --------------       -------------     ------------
               Total noninterest income                              259,983           232,844             639,149           549,907
                                                               --------------    --------------       -------------     ------------

NONINTEREST EXPENSE
      Compensation and employee benefits                             835,301           830,557           2,446,257         2,476,848
      Occupancy and equipment costs                                  302,223           281,834             873,926           851,759
      Deposit insurance premium                                        9,880            26,328              29,287            79,261
      Data processing costs                                           78,194            66,194             235,296           214,043
      Other expenses                                                 303,487           314,740             923,292           949,436
                                                               --------------    --------------       -------------     ------------
               Total noninterest expense                           1,529,085         1,519,653           4,508,058         4,571,347
                                                               --------------    --------------       -------------     ------------

Income before income taxes                                           737,124           716,531           2,217,487         1,810,843
Income taxes                                                         166,500           190,500             558,624           479,002
                                                               --------------    --------------       -------------     ------------

               NET INCOME                                    $       570,624   $       526,031      $    1,658,863    $    1,331,841
                                                               ==============    ==============       =============     ============

Earnings Per Share
      Basic                                                  $         $0.23             $0.20      $        $0.66             $0.50
      Diluted                                                $         $0.23   $         $0.20      $        $0.66    $        $0.50

Weighted average number of shares outstanding
      Basic                                                        2,516,971         2,621,054           2,524,691         2,661,134
      Diluted                                                      2,516,971         2,621,054           2,524,691         2,661,134

   See accompanying notes to the unaudited consolidated financial statements.

                                                                             PHS BANCORP, INC.
                                                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                   Three Months Ended Sept. 30,                        Nine Months Ended Sept. 30,
                                    2000                  1999                        2000                      1999
                              ------------------  ------------------------   ------------------------ -------------------------
Net Income                              $570,624              $   526,031                 $1,658,863                $1,331,841
Other comprehensive
Income:
      Unrealized
        gains (losses)
        on available
        for sale securities   $605,768              $(486,141)                $1,045,015               $(2,255,534)
      Less: Reclassification
        adjustment
        for gain included in
        net income              (7,315)                     -                     (7,315)                        -
                              ------------------   -----------------------   ------------------------ -------------------------
Other comprehensive income
  (loss) before tax                     598,453                  (486,141)                 1,037,700                (2,255,534)
Income tax expense (benefit)
  related to other
  comprehensive income                  205,961                  (165,289)                   355,305                  (766,881)
                                        --------               -----------                 ----------                ----------
Other comprehensive income
  (loss), net of tax                    392,492                  (320,852)                   682,395                (1,488,653)
                                        --------               -----------                 ----------                ----------
Comprehensive income (loss)            $963,116               $   205,179                 $2,341,258                $ (156,812)
                                        ========               ===========                 ==========                ==========


   See accompanying notes to the unaudited consolidated financial statements.

                                                                PHS BANCORP, INC.
                                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                            Accumulated                  Unallo-                           Total
                                     Additional               Other       Unallocated    cated                  Stock      Compre-
                           Common      Paid in   Retained   Comprehensive     ESOP        RSP      Treasury    holders'    hensive
                            Stock      Capital   Earnings   Income (Loss)    Shares      Shares       Stock     Equity      Income
                          -------- ------------ ----------- ------------  ----------- ----------------------- ----------- ----------

     Balance,
       December 31, 1999  $276,000 $10,541,960  $19,496,887  $(914,110)   $(1,066,503)  $(314,295)$(1,268,602) 26,751,337

             Net Income                           1,658,863                                                     1,658,863 $1,658,863
    Other comprehensive
      income:
Unrealized gain on
  available for sale
  securities, net of
  tax of $351,537                                              682,395                                            682,395    682,395
                                                                                                                          ----------
         Comprehensive
           income                                                                                                         $2,341,258
                                                                                                                          ==========

        Cash dividends
          paid                                     (704,173)                                                     (704,173)
 Treasury stock
   purchased, at cost                                                                                (430,809)   (430,809)
         ESOP shares
           earned                      (49,837)                               111,915                              62,078
         RSP shares
           earned                                                                          96,384                  96,384
                          -------- -----------  ----------- ----------    -----------   --------- ----------- -----------
    Balance,
      September 30, 2000  $276,000 $10,492,123  $20,451,577  $(231,715)     $(954,588)  $(217,911)$(1,699,411)$28,116,075
                          ======== ===========  =========== ==========    ===========   ========= =========== ===========


   See accompanying notes to the unaudited consolidated financial statements.

                                                PHS BANCORP, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         Nine months ended Sept. 30,
                                                                                         2000                   1999
                                                                                    --------------          -------------
            OPERATING ACTIVITIES
            Net income                                                                 $1,658,863             $1,331,841
            Adjustments to reconcile net income to net cash
              provided by operating activities:
                Provision for loan losses                                                 405,000                305,000
                Depreciation, amortization and accretion                                  433,150                385,701
                Amortization of discounts, premiums and
                  loan origination fees                                                   778,939                567,905
                Investment securities gains, net                                           (7,315)                     -
                Decrease in loans held for sale                                                 -                (21,278)
                Increase in accrued interest receivable                                  (129,218)              (149,054)
                Increase in accrued interest payable                                       27,913                 68,164
                Amortization of ESOP unearned compensation                                 62,078                 79,130
                Amortization of RSP unearned compensation                                  96,384                 96,384
                Other, net                                                               (575,481)               (99,269)
                                                                                    --------------      -----------------
                  Net cash provided by operating activities                             2,750,313              2,564,524
                                                                                    --------------      -----------------

            INVESTING ACTIVITIES
              Investment and mortgage-backed securities available for sale:
                 Proceeds from sales                                                    1,337,950                      -
                 Proceeds from maturities and principal repayments                      8,397,580              6,624,194
                 Purchases                                                             (7,779,468)           (19,309,977)
              Investment and mortgage-backed securities held to maturity:
                 Proceeds from maturities and principal repayments                      3,837,113             31,943,408
                 Purchases                                                             (2,963,389)           (26,634,757)
              Increase in loans receivable, net                                       (10,444,853)           (18,052,561)
              Proceeds from sale of repossessed assets                                    217,423                245,064
              Purchase of premises and equipment, net                                    (773,957)              (303,234)
              Purchase of Federal Home Loan Bank Stock                                          -               (800,085)
                                                                                    --------------      -----------------
                Net cash used for investing activities                                 (8,171,601)           (26,287,948)
                                                                                    --------------      -----------------

            FINANCING ACTIVITIES
              Net increase in deposits                                                  7,143,257              4,623,675
              Advances from Federal Home Loan Bank                                      6,000,000             16,000,000
              Repayment of short term Advances from Federal Home Loan Bank            (15,000,000)                     -
              Repayment of other borrowings                                               (33,337)            (1,256,737)
              Common stock acquired by RSP                                                      -               (506,502)
              Cash dividends paid                                                        (704,173)              (576,870)
              Treasury stock purchased                                                   (430,809)              (908,405)
                                                                                    --------------      -----------------
                Net cash provided by (used for) financing activities                   (3,025,062)            17,375,161
                                                                                    --------------      -----------------

                Decrease in cash and cash equivalents                                  (8,446,350)            (6,348,263)

            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           14,950,233             11,468,820
                                                                                    --------------      -----------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $6,503,883             $5,120,557
                                                                                    ==============      =================


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

Financial Condition

Total assets at September 30, 2000 decreased $0.8 million or 0.3% to $267.9 million from $268.6 million at December 31, 1999. Decreases in cash and interest bearing deposits of $ 8.4 million and securities of $1.8 million were partially offset by increases in loans of $9.3 million.

Loans receivable at September 30, 2000, of $128.0 million represented an increase of $9.3 million or 7.8% from $118.7 million at December 31, 1999. The growth in the loan portfolio was primarily attributable to increases in municipal loans of $3.5 million, first mortgage loans of $3.0 million and automobile loans of $2.3 million.

Investment and mortgage-backed securities decreased $1.8 million to $122.9 million at September 30, 2000, from $124.7 million at December 31, 1999. This decrease was the result of purchases of $10.7 million , maturities of $5.4 million, sales of $1.3 million, and principal repayments of $6.9 million.

Total deposits after interest credited at September 30, 2000 were $196.5 million, an increase of $7.2 million or 3.8% from $189.3 million at December 31, 1999.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $9.0 million to $41.3 million at September 30, 2000 from $50.3 million at December 31, 1999. This decrease was the result of the repayment of $6.0 million in short term advances which were used for year 2000 liquidity purposes at year end along with the repayment of an additional $3.0 million in short term advances.

Stockholders' equity increased $1,365,000. This increase was due to net income of $1,659,000 and decreases in accumulated other comprehensive losses and unallocated ESOP and RSP shares of $682,000, 112,000 and $96,000 respectively. These increases to stockholders' equity were partially offset by a decrease in additional paid in capital of $50,000 relating to the allocation of ESOP shares along with an increase in treasury stock of $431,000 and cash dividends paid of $704,000.

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

Results of Operations


Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999.

General.
Net income for the three months ended September 30, 2000 increased by $45,000 to $571,000, from $526,000 for the three months ended September 30, 1999. This increase was primarily due to an increases in net interest income of $33,000 and non-interest income of $27,000 coupled with a decrease in income tax provisions of $24,000. These increases to net income were partially offset by increases in loan loss provisions and non-interest expense of $30,000 and $9,000, respectively.

Net Interest Income.
Reported net interest income increased $33,000 or 1.6% for the three months ended September 30, 2000. Net interest income on a tax equivalent basis increased by $42,000 or 1.9% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $10.8 million and $9.9 million, respectively). The Company's net interest rate spread decreased 12 basis points (with 100 basis points being equal to 1%) to 3.14% for the three months ended September 30, 2000. The increase in average earning assets of $10.8 million was primarily due to a $13.7 million increase in average loans, partially offset by a $2.8 million decrease in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $4.9 million for the three months ended September 30, 2000, an increase of $360,000 or 7.9% over the total of $4.6 million for the three months ended September 30, 1999. This increase was due to an increase in the Company's average interest-earning assets of $10.8 million for the three months ended September 30, 2000 along with a 25 basis point increase in the yield earned. Interest earned on loans increased $295,000 or 12.7%, in 2000. The increase was due to a $13.7 million increase in the average balance of loans along with a six basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $65,000 or 2.8%, in 2000. The increase was due to a 34 basis point increase in the yield earned, partially offset by a $2.8 million decrease in average investment and mortgage-backed securities.

Interest Expense.
Interest expense increased $318,000 to $2.6 million for the three months ended September 30, 2000. The increase in interest expense was due to a $9.9 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 10.5 million partially offset by decreased borrowings of $ 0.6 million coupled with a 37 basis point increase in the average cost of interest-bearing liabilities to 4.44%.

Provision for Losses on Loans.
The provision for loan losses increased by $30,000 to $150,000 for the three months ended September 30, 2000, from $120,000 for the three months ended September 30, 1999. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $27,000 to $260,000 for the three months ended September 30, 2000, from $233,000 for the three months ended September 30, 1999. This increase was primarily due to increased service charges on deposit accounts of $17,000, primarily due to an increase in the number of transaction accounts along with net securities gains of $7,000.

Non-interest Expense.
Non-interest expense increased $9,000 to $1,529,000 for the three months ended September 30, 2000, from $1,520,000 for the three months ended September 30, 1999. Income Tax Expense.
Income tax expense decreased $24,000 to $167,000 for the three months ended September 30, 2000, from $191,000 for the three months ended September 30, 1999 as a result of an increase in tax exempt interest on municipal loans.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999.

General.
Net income for the nine months ended September 30, 2000 increased by $327,000 to $1,659,000, from $1,332,000 for the nine months ended September 30, 1999. This increase was primarily due to increases in net interest income of $354,000 and non-interest income of $89,000 coupled with a decrease in non-interest expense of $63,000. These increases to net income were partially offset by increases in loan loss and income tax provisions of $100,000 and $80,000, respectively.

Net Interest Income.
Reported net interest income increased $354,000 or 5.8% for the nine months ended September 30, 2000. Net interest income on a tax equivalent basis increased by $391,000 or 6.0% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $14.6 million and $15.6 million, respectively). The Company's net interest rate spread increased 2 basis points to 3.19% for the nine months ended September 30, 2000. The increase in average earning assets of $14.6 million was primarily due to a $16.5 million increase in average loans, partially offset by a $1.9 million decrease in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $14.7 million for the nine months ended September 30, 2000, an increase of $1,356,000 or 10.2% over the total of $13.3 million for the nine months ended September 30, 1999. This increase was mainly due to an increase in the Company's average interest-earning assets of $14.6 million for the nine months ended September 30, 2000. Interest earned on loans increased $988,000 or 15.1%, in 2000. The increase was due to a $16.5 million increase in the average balance of loans, partially offset by a 1 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $368,000 or 5.4%, in 2000. The increase was due to a 45 basis point increase in the yield earned, partially offset by a $1.9 million decrease in average investment and mortgage-backed securities.

Interest Expense.
Interest expense increased $965,000 to $7.8 million for the nine months ended September 30, 2000. The increase in interest expense was due to a $15.6 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 10.6 million and increased borrowings of $ 5.0 million pursuant to the Bank's leverage strategy coupled with a 27 basis point increase in the average cost of interest-bearing liabilities to 4.34%.

Provision for Losses on Loans.
The provision for loan losses increased by $100,000 to $405,000 for the nine months ended September 30, 2000, from $305,000 for the nine months ended September 30, 1999. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $89,000 to $639,000 for the nine months ended September 30, 2000, from $550,000 for the nine months ended September 30, 1999. This increase was primarily due to increased service charges on deposit accounts of $64,000, due to increases in fees which commenced in the third quarter of 1999 coupled with an increase in the number of transaction accounts.

Non-interest Expense.
Non-interest expense decreased $63,000 to $4,508,000 for the nine months ended September 30, 2000, from $4,571,000 for the nine months ended September 30, 1999. This decrease was primarily due to decreases in compensation and employee benefits of $31,000 as a result of the Company modifying it's benefit programs and deposit insurance premiums of $50,000 for the nine months ended September 30, 2000, due to the Federal Deposit Insurance Corporation's assessment rate change in January 2000.

Income Tax Expense.
Income tax expense increased $80,000 to $559,000 for the nine months ended September 30, 2000, from $479,000 for the nine months ended September 30, 1999 as a result of an increase in tax exempt interest on municipal loans.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 2000 the Bank had borrowed $41.3 million of it's $133.3 million maximum borrowing capacity with a remaining borrowing capacity of approximately $92.0 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At September 30, 2000, the Bank's Tier I risk-based and total risk-based capital ratios were 21.2% and 22.3%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.2% at September 30, 2000. Current regulations require a leveraged ratio 5% to be considered well capitalized.

New Branch Location

The Bank has purchased property located in Center Township, Beaver County, Pennsylvania for the purpose of construction of a new branch office. The Bank has obtained all necessary regulatory approvals related to the new branch and expects the branch to open during 2001. The new location should provide growth opportunities, however there are risks associated with the opening of a new branch such as increased personnel, occupancy and equipment expenses.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2000 and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                   September 30,  December 31,
                                        2000           1999
                                        ----           ----
                                       (Dollars in Thousands)

Loans on nonaccrual basis               $470           $424
                                        ----           ----

Loans past due 90 days or more            96             73
                                        ----           ----

Total non-performing loans               566            497
                                        ----           ----

Real estate owned                          0              0
                                        ----           ----

Total non-performing assets             $566           $497
                                        ====           ====

Total non-performing loans to
  total loans                           0.44%          0.42%
                                        ====           ====

Total non-performing loans to
  total assets                          0.21%          0.19%
                                        ====           ====

Total non-performing assets to
  total loans                           0.21%          0.19%
                                        ====           ====

The allowance for loan losses was 251.1% of total non-performing assets at September 30, 2000 and 273.4% at December 31, 1999.

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

3.1      Articles of Incorporation of PHS Bancorp, Inc. *
3.2      Bylaws of PHS Bancorp, Inc. *
10.1     Amended employment agreement between Peoples Home Savings Bank and
              James P. Wetzel, Jr. *
10.2     1998 Restricted Stock Plan *
10.3     1998 Stock Option Plan *
27.0     Financial Data Schedule (electronic filing only)
99.0     Review Report of S.R. Snodgrass , A.C.


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



Date: November 13, 2000





PHS Bancorp, Inc.
-----------------




By:  /s/James P. Wetzel, Jr.
     --------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By:  /s/Richard E. Canonge
     --------------------------------


Richard E. Canonge

Chief Financial Officer and Treasurer
(Principal Accounting Officer)