Form 10KSB40
period 2000-12-31
PHS BANCORP INC
filed 2001-03-23
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    December 31, 2000
                          -------------------------------------------------

                                     - or -

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number 0-23230

                                PHS Bancorp, Inc.
                               -------------------
          (Name of Small Business Issuer as specified in its Charter)

                Pennsylvania                                    23-2744266
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                    15010
----------------------------------------------               --------------
(Address of Principal Executive Offices)                        Zip Code

Registrant's telephone number, including area code:         (724) 846-7300
                                                            ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                      ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $19,889,301

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on March 9, 2001, was $8.4 million.

         As of March 9, 2001 there were 2,546,600 shares issued and outstanding of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

Forward-Looking Statements

         PHS Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                                     PART I

Item 1.  Description of Business

General

         PHS Bancorp, Inc. is a bank holding company formed in connection with the holding company reorganization of Peoples Home Savings Bank (the "Bank") in November 1998. The Company is a subsidiary of PHS Bancorp, M.H.C. (the "MHC"), which was formed in connection with the mutual holding company reorganization in July 1997. The MHC is owned and controlled by the depositors of the Bank and conducts no significant operations of its own, other than holding a majority of the Company's stock. As a result, references to the Company throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Company conducts no significant business of its own other than holding all the outstanding stock of the Bank. The Company principally operates through its main office, eight branch offices and an administrative office located throughout Beaver and Lawrence Counties, Pennsylvania. The Company is primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products,commercial loans and consumer loans, which primarily consist of automobile loans.

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

                                                                          At December 31,
                                   ------------------------------------------------------------------------------------------
                                          2000                 1999             1998              1997             1996
                                   -----------------   ----------------- -----------------   ------- -------  ----------------
                                      $         %          $        %        $         %         $       %        $        %
                                   --------  -------   --------   ------  -------  -------   -------  ------   -------  ------
                                                                        (Dollars in Thousands)
Mortgage loans:
  One-to-four family (1)..........   57,999    44.58     53,184    44.62   49,084    48.88    45,108   44.94    41,279   42.93
  Multi-family ...................      308      .24        388      .33      554      .55       217     .22       353     .37
  Construction....................    1,778     1.37      1,614     1.36      326      .32       304     .30       150     .16
  Commercial......................      481      .37        541      .45      941      .94     1,378    1.37     1,573    1.64
                                   --------  -------   --------   ------  -------  -------   -------  ------   -------  ------
Total Mortgage loans..............   60,566    46.56     55,727    46.76   50,905    50.69    47,007   46.83    43,355   45.10
Commercial loans..................    9,815     7.54      4,728     3.97    3,617     3.60     2,464    2.46     1,967    2.04
Consumer loans:
  Automobile......................   48,361    37.18     48,026    40.29   36,618    36.47    39,569   39.42    39,215   40.79
  Consumer credit line............    6,130     4.71      5,547     4.65    5,288     5.27     5,468    5.45     5,250    5.46
  Other(2)........................    5,216     4.01      5,161     4.33    3,990     3.97     5,859    5.84     6,352    6.61
                                   --------  -------   --------   ------  -------  -------   -------  ------   -------  ------
Total Consumer loans..............   59,707    45.90     58,734    49.27   45,896    45.71    50,896   50.71    50,817   52.86
Lease financing receivables.......       -         -          -        -        -        -         -       -         4       -
                                   --------  -------   --------   ------  -------  -------   -------  ------   -------  ------
  Total loans.....................  130,088   100.00%   119,189   100.00% 100,418   100.00%  100,367  100.00%   96,143  100.00%
                                             =======              ======           =======            ======            ======
Less:
  Loans in process................    1,204                 707               219                370               105
  Deferred loan fees..............   (1,588)             (1,623)           (1,002)            (1,088)           (1,169)
  Allowance for losses on loans...    1,455               1,360             1,287              1,394             1,434
                                   --------            --------           -------            -------           -------
    Total loans, net.............. $129,017            $118,745           $99,914            $99,691           $95,773
                                   ========            ========           =======            =======            ======

--------------------
(1)  Includes home equity and junior lien mortgage loans.
(2) Consists primarily of student loans held for sale and secured and unsecured personal loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $46.2 million for the year ended December 31, 2000. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                             Due        Due after
                            within      1 through      Due after
                            1 year       5 years        5 years      Total
                            ------       -------        -------      -----
                                            (In thousands)

One-to-four family........   $  235      $ 9,255       $50,287    $ 59,777
Other mortgage loans......        -          362           427         789
Commercial................      562        5,769         3,484       9,815
Consumer..................    7,527       43,777         8,403      59,707
                             ------      -------       -------    --------
Total.....................   $8,324      $59,163       $62,601    $130,088
                             ======      =======       =======    ========

         The following table sets forth as of December 31, 2000, the dollar amount of all loans due after December 31, 2001, based upon fixed rates of interest or floating or adjustable interest rates.


                                                   Floating or
                               Fixed Rates       Adjustable Rates      Total
                               -----------       ----------------      -----
                                                   (In Thousands)

One-to-four family.........      $ 57,793            $1,749          $ 59,542
Other mortgage loans.......           789                 -               789
Commercial.................         6,782             2,471             9,253
Consumer...................        52,180                 -            52,180
                                 --------            ------          --------
    Total..................      $117,544            $4,220          $121,764
                                 ========            ======          ========

         One-to-Four Family Loans. The Company originates one-to-four family loans with fixed rates of interest for terms of 15 to 30 years and also offers a one-year adjustable rate loan with an interest rate indexed to the one-year Treasury, with a cap on interest rate increases of 2% per year and 6% over the life of the loan. The original contractual loan repayment period on residential mortgage loans generally average 20 years. However, the average life based upon the Company's experience has been approximately 10 to 12 years.

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

         Included in the Company's one- to four-family loan portfolio are home equity loans and second mortgage loans. Home equity and second mortgage loans are generally fixed rate with interest rates based on market rates. In most instances, the Company holds the first lien on a second mortgage. At December 31, 2000, such loans totaled $9.2 million, or 15.4% of the Company's one- to -four family portfolio.

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

         Construction. The Company will occasionally originate loans to finance the construction of one- to four-family residences. Constructions loans typically are originated directly to the owners of pre-sold single-family houses that are being built, and generally convert to a permanent loan upon completion of construction. Construction loans require payment of interest only during the construction period and are offered at rates comparable to the Company's one- to four-family permanent mortgage loan rates.

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

         Commercial Loans. Commercial loans generally are deemed to entail significantly greater risk than that which is involved with real estate lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         Commercial loans are generally provided to various types of closely-held businesses located principally in the Company's primary market area. The Company's business loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have terms of seven years or less and interest rates which are fixed or float in accordance with the prime rate. Commercial loans generally are secured by equipment, machinery or other corporate assets and the Company generally obtains personal guarantees from the principals of the borrower.

         Consumer Loans. Consumer loans primarily consist of indirect automobile loans. Indirect automobile loans are generally originated with terms of up to 6 years depending on the age of the automobiles. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Company, on a pro rata basis, if the loan is repaid within the first six months. The Company generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Company's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Indirect automobile loans are secured by the new or used automobile. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Company's other consumer loans include credit card loans, student loans, and secured and unsecured personal loans. Secured consumer loans are generally collateralized by secondary liens on real estate. Unsecured consumer loans are only made up to $20,000.

         Loan Solicitation and Processing. The Company's primary source of mortgage loan applications is referrals from existing or past customers. The Company also solicits loan applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. The Company advertises in local newspapers for first mortgage and home equity loans.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are processed at the Company's main office by the Company's loan servicing department. The Board of Directors approves all loans over $50,000.

         Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

         Loan Commitments. The Company, generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. At December 31, 2000, total aggregate commitments to extend credit were $18.5 million.

Non-performing Loans and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received within 15 days after the initial notice has been sent, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. The customer will be notified when foreclosure is commenced.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Company's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $66,000 for the year ended December 31, 2000, of which $30,000 was collected.

                                                              At December 31,
                                              ----------------------------------------------
                                               2000      1999      1998      1997      1996
                                              ------    ------    ------    ------    ------
                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:

Mortgage loans:
 One- to -four family .....................   $  201    $  214    $  204    $  347    $  769
  All other mortgage loans ................       --        --        --        --        --
Non-mortgage loans:
  Commercial ..............................      206        --        20        33        17
  Consumer ................................      175       210       168       377       367
                                              ------    ------    ------    ------    ------
Total .....................................   $  582    $  424    $  392    $  757    $1,153
                                              ------    ------    ------    ------    ------
Accruing loans which are contractually
 past due 90 days or more:

Mortgage loans:
  One- to -four family ....................   $   --    $   --    $   10    $   61    $   65
  All other mortgage loans ................       --        --        --        --        --
Non-mortgage loans:
  Commercial ..............................       --        --        --        --        --
  Consumer ................................       83        73       125        52        65
                                              ------    ------    ------    ------    ------
Total .....................................   $   83    $   73    $  135    $  113    $  130
                                              ------    ------    ------    ------    ------

Total non-performing loans ................   $  665    $  497    $  527    $  870    $1,283
Real estate owned .........................   $   --    $   --    $   --    $   33    $   42
                                              ------    ------    ------    ------    ------
Total non-performing assets ...............   $  665    $  497    $  527    $  903    $1,325
                                              ======    ======    ======    ======    ======
Total non-performing loans to total loans .     0.51%     0.42%     0.52%     0.87%     1.33%
                                              ======    ======    ======    ======    ======
Total non-performing loans to total assets      0.25%     0.19%     0.22%     0.40%     0.63%
                                              ======    ======    ======    ======    ======

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

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                     At December 31, 2000
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............                 $  522
Substandard..................                    740
Doubtful ....................                     33
Loss ........................                      -
                                              ------
                                              $1,295
                                              ======

         Allowance for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         The Company monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level that management considers adequate for the inherent risk of loss in the Company's loan portfolio, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth certain information regarding the Company's allowances for loan losses at the dates indicated.

                                                       For the Year Ended December 31,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         --------    --------    --------    --------    --------
                                                            (Dollars in Thousands)
Total loans outstanding ..............   $130,088    $119,189    $100,418    $100,367    $ 96,143
                                         ========    ========    ========    ========    ========
Average loans outstanding ............   $125,964    $111,050    $ 99,253    $ 99,594    $ 92,834
                                         ========    ========    ========    ========    ========
Allowance balance (at beginning of
  period) ............................   $  1,360    $  1,287    $  1,394    $  1,434    $  1,274
Provision for loan losses ............        555         410         365         555         455
Charge-offs:
  Mortgage loans (except
    commercial) ......................          8          15          23         119          12
  Commercial mortgages ...............         --          --          --          --          21
  Commercial .........................         --          --           9          --           4
  Consumer ...........................        503         373         495         533         270
                                         --------    --------    --------    --------    --------
     Sub-total .......................        511         388         527         652         307
                                         --------    --------    --------    --------    --------
Recoveries
   Mortgage loans (except
     commercial) .....................          1           1          12           8           1
   Commercial mortgage loans .........         --          --          --           6          --
   Commercial ........................         --          --          --          --          --
   Consumer ..........................         50          50          43          43          11
                                         --------    --------    --------    --------    --------
     Sub-total .......................         51          51          55          57          12
                                         --------    --------    --------    --------    --------
Net loans charged-off ................        460         337         472         595         295
                                         --------    --------    --------    --------    --------
Allowance balance, at end of period ..   $  1,455    $  1,360    $  1,287    $  1,394    $  1,434
                                         ========    ========    ========    ========    ========
Allowance for loan losses as a percent
  of total loans outstanding .........       1.12%       1.14%       1.28%       1.39%       1.49%
                                         ========    ========    ========    ========    ========
Net loans charged-off as a percent of
  average loans outstanding ..........       0.37%       0.30%       0.48%       0.60%       0.32%
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

                                                                 At December 31,
                  ------------------------------------------------------------------------------------------------------------------
                         2000                   1999                   1998                    1997                   1996
                  ---------------------  --------------------- ----------------------  ---------------------- ----------------------
                         % of loans in          % of loans in          % of loans in           % of loans in          % of loans in
                         each category          each category          each category           each category          each category
                  Amount to total loans  Amount to total loans Amount  to total loans  Amount  to total loans Amount  to total loans
                  ------ --------------  ------ -------------- ------  --------------  ------  -------------- ------  --------------
                                                               (Dollars in Thousands)
Mortgage
  loans.......... $  260       46.56%    $  266       46.76%    $ 285       50.69%    $  397        46.83%    $  462       45.10%
Commercial
  loans and
  lease
  financing
  receivables....    197         7.54       122         3.97       72         3.60        71          2.46        61         2.04
Consumer
  loans..........    998        45.90       972        49.27      930        45.71       926         50.71       911        52.86
                  ------       ------    ------       ------   ------       ------    ------        ------    ------      ------
                  $1,455       100.00%   $1,360       100.00%  $1,287       100.00%   $1,394        100.00%   $1,434      100.00%
                  ======       ======    ======       ======   ======       ======    ======        ======    ======      ======

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and
(iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At December 31, 2000, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, Company had securities classified as "held to maturity" and "available for sale" in the amount of $56.6 million and $63.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Company's securities available for sale had an amortized cost of $62.5 million and market value of $63.2 million. The changes in market value in the Company's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

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

         The following tables sets forth the carrying value of the Company's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                         At December 31,
                                               ---------------------------------
                                                 2000        1999         1998
                                                 ----        ----         ----
                                                       (In Thousands)
Investment and mortgage-backed
securities held to maturity:
  U.S. Government agency securities..........   $15,221    $ 12,554    $ 13,927
  Corporate obligations......................         -           -       2,981
  Obligations of states and political
     subdivisions............................     2,555       2,986       1,238
  Mortgage-backed securities.................    38,780      44,141      48,287
                                                 ------      ------      ------
     Total investment and
       mortgage-backed securities............    56,556      59,681      66,433
  Interest-bearing deposits..................     5,094      11,417       9,332
  FHLB stock.................................     2,615       2,615       1,545
                                                -------     -------     -------
     Total investments.......................   $64,265     $73,713     $77,310
                                                 ======      ======      ======



                                                        At December 31,
                                              ----------------------------------
                                                  2000       1999        1998
                                                  ----       ----        ----
                                                         (In Thousands)
Investment and mortgage-backed
securities available for sale:
  U.S. Government treasury securities........   $ 2,005    $ 4,959     $ 9,132
  U.S. Government agency securities..........     7,035      6,000           -
  Real estate mortgage investment conduits...        45         59         102
  Obligations of states and political
    subdivisions.............................    15,622     16,577      15,963
  Equity Securities..........................       107          -           -
  Mortgage-backed securities.................    38,415     37,426      32,878
                                                 ------     ------      ------
     Total...................................   $63,229    $65,021     $58,075
                                                 ======     ======      ======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2000. The table does not include interest bearing deposits or FHLB stock and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                             Total Investment and
                             One Year or Less  One to Five Years  Five to Ten Years   More than Ten Years Mortgage-backed Securities
                            ------------------ ------------------ -----------------   ------------------- --------------------------
                            Carrying  Average  Carrying  Average  Carrying Average    Carrying   Average  Carrying Average   Market
                             Value    Yield(1)   Value   Yield(1)  Value   Yield(1)    Value     Yield(1)  Value   Yield(1)  Value
                            -------   --------  ------- --------- -------- --------   --------  --------- -------  --------  ------
                                                               (Dollars in Thousands)
Held to Maturity:
U.S. Government
  agency securities......... $2,000     5.95%   $9,572      6.32%  $3,649     6.63%   $     -         -%  $15,221     6.35% $15,366
Obligations of
  states and political
  subdivisions..............    291     8.47         -         -      245     7.07      2,019      7.36     2,555     7.46    2,552
Mortgage-backed
  securities................      -        -         -         -        -        -     38,780      7.00    38,780     7.00   38,471
                             ------             ------             ------             -------             -------           -------
    Total................... $2,291     6.27%   $9,572      6.32%  $3,894     6.66%   $40,799      7.02%  $56,556     6.84% $56,389
                             ======     ====    ======      ====   ======     ====    =======      ====   =======     ====  =======
Available for Sale:
U.S. Government
  treasury.................. $  998     5.00%   $1,007      5.61%  $    -        -%   $     -         -%  $ 2,005     5.31% $ 2,005
U.S. Government
  agency securities.........      -        -     1,050      7.29    5,985     7.85          -         -     7,035     7.77    7,035
Obligations of
  states and political
  subdivisions..............  1,118     8.79     4,657      8.19      105     7.78      9,742      7.94    15,622     8.07   15,622
Real estate mortgage
  investment conduits.......      -        -         -         -        -        -         45      7.39        45     7.39       45
Equity securities...........    107     6.28         -         -        -        -          -         -       107     6.28      107
Mortgage-backed securities..      -        -        33      8.33    2,103     7.70     36,279      7.06    38,415     7.10   38,415
                             ------             ------             ------             -------             -------           -------
    Total................... $2,223     6.97%   $6,747      7.67%  $8,193     7.81%   $46,066      7.25%  $63,229     7.35% $63,229
                             ======     ====    ======      ====   ======     ====    =======      ====   =======     ====  =======

---------------------
(1) Average yields on tax exempt obligations have been computed on a tax equivalent basis of 34%.

Sources of Funds

         Deposits are the Company's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Board of Directors. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2000, the Company had no brokered deposits.

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


                                                     Certificates
        Maturity Period                              of Deposits
        ---------------                              ------------
                                                    (In thousands)

        Within three months                             $   794
        Three through six months                          2,944
        Six through twelve months                         1,533
        Over twelve months                                5,639
                                                         ------
                                                        $10,910
                                                        =======


Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning FHLB advances during the periods indicated (includes both short- and long-term advances).


                                                       At or For the Years
                                                       Ended December 31,
                                               ---------------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----
                                                    (Dollars in Thousands)

FHLB advances:
  Average outstanding........................   $41,692    $ 39,829   $ 19,435
  Maximum amount outstanding at any
    month-end during the year................    44,295      50,295     30,895
  Weighted average interest rate during
     the year................................      5.77%       5.62%      5.89%
  Total FHLB advances at end of period.......    36,195      50,295     30,895
  Weighted Year End Rate.....................      5.72%       5.62%      5.59%

Personnel

         As of December 31, 2000 the Company had 75 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Bank, the Company and the MHC. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Bank

         General. As a Pennsylvania chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

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

         The Banking Code provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF"), which generally insures commercial bank and state savings bank deposits, and the SAIF, which generally insures savings association deposits. The Bank, which was previously a state savings association, remains a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF - member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2000, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk- weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier I capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2000.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2000, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2000, the Bank's loans-to-one borrower limitation was $4.3 million and the Bank was in compliance with such limitation.

Regulation of the Company

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to regulation and supervision by the Board of Governors of the Federal Reserve and by the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

         Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which was enacted in November 1999 and most provisions of which became effective in March 2000 (the "Act"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not, to date, submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

         Activities Restrictions Applicable to Pennsylvania-Chartered Mutual Holding Companies. Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities: (i) investing in the stock of one or more financial institution subsidiaries; (ii) acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company;
(iii) merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary; (iv) investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Banking Code; (v) engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law; and (vi) engaging in such other activities as may be permitted by the Department. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (vi) above, and has a period of two years to cease any non-conforming activities and divest any non-conforming investment.

         The Company will be subject to such regulations as the Department may from time to time prescribe. The Department has not issued mutual holding company regulations to date.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

Item  2.  Description of Property
---------------------------------

         (a)      Properties

                  At December 31, 2000, the Company operated from its main office, 8 branch offices and an administrative office located in the counties of Beaver and Lawrence, Pennsylvania. All offices are owned except for one branch office. The lease has an initial term of 10 years, with a renewal option for additional years.

                  The Bank purchased property located in Center Township, Pennsylvania for the purpose of construction of a new branch office. The Bank has obtained all necessary regulatory approvals related to the new branch and expects to open the branch in the third quarter of 2001.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (c) Description of Real Estate and Operating Data. Not applicable.

Item 3.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under " Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 ("Annual Report") and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The   Registrant's   financial   statements   listed  in  Item  13  are
incorporated herein by reference.

Item 8.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management
                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The consolidated statements of financial conditions of PHS Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the related notes and the independent accountants' report of S.R. Snodgrass, A.C., independent accountants.

          2.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

                  (3)      Exhibits
                  (a)      The following exhibits are filed as part of this report.

                   3.1     Articles of Incorporation of PHS Bancorp, Inc.*
                   3.2     Bylaws of PHS Bancorp, Inc.*
                   4.0     Stock Certificate of PHS Bancorp, Inc.*
                  10.1     Amended Employment Agreement between Peoples Home Savings Bank and
                           James P. Wetzel, Jr.*
                  10.2     1998 Restricted Stock Plan*
                  10.3     1998 Stock Option Plan*
                  13.0     Portions of Annual Report to Stockholders for the fiscal year ended December
                           31, 2000
                  20.1     Dividend Reinvestment Plan**
                  21.0     Subsidiary of the Registrant (see "Item 1 Business)
                  23.0     Consent of Accountants

* Incorporated by reference to Registrant's Quarterly report on form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.
 ** Incorporated by reference to Registrant's Quarterly report on form 10-Q for the Quarter Ended June 30, 1999 and filed with the Securities and Exchange Commission on July 23, 1999.

                  (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2001.

                                       PHS BANCORP, INC.


                                        By:     /s/James P. Wetzel, Jr.
                                                --------------------------------
                                                James P. Wetzel, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 23, 2001.


/s/James P. Wetzel, Jr.                       /s/Richard E. Canonge
----------------------------------            ----------------------------------
James P. Wetzel, Jr.                          Richard E. Canonge
President, Chief Executive Officer            Vice President and Treasurer
  and Director                                (Principal Financial Officer)
(Principal Executive Officer)


/s/Joseph D. Belas                            /s/Douglas K. Brooks
----------------------------------            ----------------------------------
Joseph D. Belas                               Douglas K. Brooks
Director                                      Director


/s/Emlyn Charles                              /s/John C. Kelly
----------------------------------            ----------------------------------
Emlyn Charles                                 John C. Kelly
Director                                      Director


/s/Earl F. Klear                              /s/Howard B. Lenox
----------------------------------            ----------------------------------
Earl F. Klear                                 Howard B. Lenox
Director                                      Director


/s/John M. Rowse
----------------------------------
John M. Rowse
Director