Form 10QSB
period 2001-03-31
PHS BANCORP INC
filed 2001-05-10
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of May 7, 2001 there were 2,529,600 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                          Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of March 31, 2001
           and December 31, 2000                                            3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 2001 and 2000                             4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three Months ended March 31, 2001 and 2000               5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 2001            6

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2001 and 2000                       7

           Notes to Consolidated Financial Statements                       8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 13



Part II Other Information                                                   14

           Signatures                                                       15

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               March 31,     December 31,
                                                                 2001             2000
                                                            -------------    -------------
ASSETS
Cash and amounts due from other institutions                $   1,719,431    $   1,502,757
Interest - bearing deposits with other institutions            11,187,308        5,094,404
Investment securities:
      Available for sale                                       25,354,066       24,814,065
      Held to maturity (market value $ 18,371,926
         and $17,917,570)                                      18,104,714       17,776,486
Mortgage - backed securities:
      Available for sale                                       55,897,977       38,415,158
      Held to maturity (market value $ 37,173,285
         and $38,471,164)                                      37,082,126       38,779,775
Loans (net of allowance for loan losses of $1,467,752
      and $1,454,618)                                         127,339,138      129,017,057
Accrued interest receivable                                     1,679,625        1,625,420
Premises and equipment                                          4,650,384        4,637,374
Federal Home Loan Bank stock                                    2,614,800        2,614,800
Other assets                                                      898,534        1,052,375
                                                            -------------    -------------
            TOTAL ASSETS                                    $ 286,528,103    $ 265,329,671
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                    $ 203,721,430    $ 198,241,701
Advances from Federal Home Loan Bank                           51,194,800       36,194,800
Other borrowings                                                   63,787           75,315
Accrued interest payable and other liabilities                  2,151,891        1,967,621
                                                            -------------    -------------
            Total liabilities                                 257,131,908      236,479,437
                                                            -------------    -------------

Preferred stock, 2,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 8,000,000 shares authorized,
      2,760,000 shares issued                                     276,000          276,000
Additional paid in capital                                     10,470,245       10,480,215
Retained earnings - substantially restriced                    21,015,198       20,756,274
Accumulated other comprehensive income                            810,738          456,968
Unallocated ESOP shares (55,860 and 58,260 shares)               (879,978)        (917,283)
Unallocated RSP shares (13,361 and 16,155 shares)                (153,654)        (185,783)
Treasury stock, at cost (213,400 and 202,750 shares)           (2,142,354)      (2,016,157)
                                                            -------------    -------------
            Total stockholders' equity                         29,396,195       28,850,234
                                                            -------------    -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 286,528,103    $ 265,329,671
                                                            =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         Three Months Ended March 31,
                                                               2001         2000
                                                            ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans                                                 $2,621,437   $2,392,679
      Investment securities:
          Taxable                                              485,296      512,899
          Exempt from federal income tax                       214,897      266,058
      Mortgage - backed securities                           1,364,564    1,442,976
      Interest - bearing deposits with other institutions       87,068       46,010
                                                            ----------   ----------
               Total interest income                         4,773,262    4,660,622
                                                            ----------   ----------
INTEREST EXPENSE
      Deposits                                               2,110,551    1,887,772
      Advances from Federal Home Loan Bank                     562,997      626,763
      Other borrowings                                             846        1,398
                                                            ----------   ----------
               Total interest expense                        2,674,394    2,515,933
                                                            ----------   ----------

               Net interest income                           2,098,868    2,144,689

PROVISION FOR LOAN LOSSES                                      120,000      115,000
                                                            ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,978,868    2,029,689
                                                            ----------   ----------
NONINTEREST INCOME
      Service charges on deposit accounts                      141,275      119,678
      Investment securities gains, net                          58,118         --
      Rental income, net                                        24,327       19,216
      Other income                                              44,744       42,176
                                                            ----------   ----------
               Total noninterest income                        268,464      181,070
                                                            ----------   ----------
NONINTEREST EXPENSE
      Compensation and employee benefits                       808,687      808,678
      Occupancy and equipment costs                            356,523      286,080
      Data processing costs                                     65,694       78,974
      Other expenses                                           327,279      314,179
                                                            ----------   ----------
               Total noninterest expense                     1,558,183    1,487,911
                                                            ----------   ----------
Income before income taxes                                     689,149      722,848
Income taxes                                                   174,500      192,100
                                                            ----------   ----------
               NET INCOME                                   $  514,649   $  530,748
                                                            ==========   ==========

Earnings Per Share
      Basic                                                 $     0.21   $     0.21
      Diluted                                                     0.21         0.21

Weighted average number of shares outstanding
      Basic                                                  2,479,340    2,536,898
      Diluted                                                2,479,340    2,536,898

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        2001                    2000
                                                                               ---------------------   -----------------------
Net Income                                                                                 $ 514,649                $ 530,748
Other comprehensive Income:
      Unrealized gains on available for sale securities                       $ 594,132                $ 302,810
      Less: Reclassification adjustment for gain included in net income         (58,118)                       -
                                                                               ----------------------    ---------------------
Other comprehensive income before tax                                                        536,014                  302,810
Income tax expense related to other comprehensive income                                     182,244                  102,955
                                                                                            ---------                ---------
Other comprehensive income, net of tax                                                       353,770                  199,855
                                                                                            ---------                ---------
Comprehensive income                                                                       $ 868,419                $ 730,603
                                                                                            =========                =========

See accompanying notes to the unaudited consolidated financial statements.

                                                         PHS BANCORP, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                           Accumulated
                                  Additional                 Other       Unallocated Unallocated                Total       Compre-
                         Common    Paid in      Retained  Comprehensive  Shares Held Shares Held  Treasury    Stockholders' hensive
                          Stock    Capital      Earnings     Income        by ESOP     by RSP      Stock        Equity      Income
                       --------  -----------  -----------    --------     ---------  ---------   -----------  -----------   --------
Balance,
  December 31, 2000    $276,000  $10,480,215  $20,756,274    $456,968     ($917,283) ($185,783)  ($2,016,157) $28,850,234

Net Income                                        514,649                                                         514,649  $514,649
Other comprehensive
income:
  Unrealized loss
  on available
  for sale securities                                         353,770                                             353,770   353,770
                                                                                                                           --------
  Comprehensive income                                                                                                     $868,419
                                                                                                                           ========

Cash dividends paid
($0.10 per share)                                (255,725)                                                       (255,725)
Treasury stock
  purchased, at cost                                                                                (126,197)    (126,197)
ESOP shares earned                    (9,970)                                37,305                                27,335
RSP shares earned                                                                        32,129                    32,129
Balance,
                       --------  -----------  -----------    --------     ---------   ---------  -----------  -----------
  March 31, 2001       $276,000  $10,470,245  $21,015,198    $810,738     ($879,978)  ($153,654) ($2,142,354) $29,396,195
                       ========  ===========  ===========    ========     =========   =========  ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Three Months ended March 31,
                                                                      2001            2000
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $    514,649    $    530,748
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          120,000         115,000
    Depreciation, amortization and accretion                           165,672         136,077
    Amortization of discounts, premiums and
      loan origination fees                                            254,534         242,869
    Investment securities gains, net                                   (58,118)              -
    Increase in accrued interest receivable                            (54,205)       (118,301)
    Increase in accrued interest payable                                86,765          58,025
    Amortization of ESOP unearned compensation                          27,335          19,010
    Amortization of RSP unearned compensation                           32,129          32,128
    Other, net                                                         (44,768)         21,804
                                                                  ------------    ------------
      Net cash provided by operating activities                      1,043,993       1,037,360
                                                                  ------------    ------------
INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             1,862,276               -
     Proceeds from maturities and principal repayments               2,005,306       2,875,685
     Purchases                                                     (21,288,146)     (6,779,468)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments               5,355,138         942,556
     Purchases                                                      (3,998,658)     (2,963,389)
  Increase in loans receivable, net                                  1,281,893      (2,749,175)
  Proceeds from sale of repossessed assets                             140,179          94,321
  Purchase of premises and equipment, net                             (178,682)        (59,576)
                                                                  ------------    ------------
    Net cash used for investing activities                         (14,820,694)     (8,639,046)
                                                                  ------------    ------------
FINANCING ACTIVITIES
  Net increase in deposits                                           5,479,729       5,464,425
  Advances from Federal Home Loan Bank                              15,000,000               -
  Repayment of short term Advances from Federal Home Loan Bank               -      (6,000,000)
  Repayment of other borrowings                                        (11,528)        (10,976)
  Cash dividends paid                                                 (255,725)       (234,598)
  Treasury stock purchased                                            (126,197)       (177,684)
                                                                  ------------    ------------
    Net cash provided by (used for) financing activities            20,086,279        (958,833)
                                                                  ------------    ------------
    Increase (decrease) in cash and cash equivalents                 6,309,578      (8,560,519)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,597,161      14,950,233
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 12,906,739    $  6,389,714
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited consolidated financial statements should be read in conjunction with Form 10-KSB for the year ended December 31, 2000.


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

Financial Condition

Total assets at March 31, 2001 of $286.5 million represented an increase of $21.2 million or 8.0% from December 31, 2000. Increases in cash and interest bearing deposits of $6.3 million and securities of $16.6 million were partially offset by a decrease in loans of $1.7 million.

Loans receivable at March 31, 2001, of $127.3 million represented a decrease of $1.7 million from $129.0 million at December 31, 2000. The decrease in the loan portfolio was primarily attributable to decreases in automobile loans.

Investment and mortgage-backed securities increased $16.6 million to $136.4 million at March 31, 2001, from $119.8 million at December 31, 1999. This increase was the result of purchases of $25.3 million which were funded by sales of $1.9 million, maturities of $4.3 million, and principal repayments of $3.1 million along with increased Federal Home Loan Bank advances of $15.0 million. The purchases funded by Federal Home Loan Bank advances were part of the Bank's leverage strategy.

Total deposits after interest credited at March 31, 2001 were $203.7 million, an increase of $5.5 million or 2.8% from $198.2 million at December 31, 2000.

Advances from the Federal Home Loan Bank of Pittsburgh increased $15.0 million to $51.2 million at March 31, 2001 from $36.2 million at December 31, 2000. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity increased $546,000 for the three month period ended March 31, 2001. This increase was due to net income of $515,000 and increased in accumulated other comprehensive income of $354,000 along with decreases in unallocated ESOP and RSP shares of $37,000 and $32,000 respectively. These increases to stockholders' equity were partially offset by an increase in treasury stock of $126,000 and cash dividends paid of $256,000.

Results of Operations


Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

General.
Net income for the three months ended March 31, 2001 decreased by $16,000 to $515,000, from $531,000 for the three months ended March 31, 2000. This decrease was primarily due to a decrease in net interest income of $46,000 along with increases in provisions for loan losses and non-interest expense of $5,000 and $70,000, respectively. These decreases to net income were partially offset by increases in non-interest income of $87,000 and decreased income tax provisions of $17,000.

Net Interest Income.
Reported net interest income decreased $46,000 or 2.1% for the three months ended March 31, 2001. Net interest income on a tax equivalent basis decreased by $72,000 or 3.2% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $6.5 million and $3.1 million, respectively). The Company's net interest rate spread decreased 27 basis points (with 100 basis points being equal to 1%) to 2.95% for the three months ended March 31, 2001. The increase in average earning assets of $6.5 million was primarily due to a $9.3 million increase in average loans partially offset by a $2.8 million decrease in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $4.9 million for the three months ended March 31, 2001, an increase of $86,000 or 1.8% over the total of $4.8 million for the three months ended March 31, 2000. This increase was mainly due to an increase in the Company's average interest-earning assets of $6.5 million for the three months ended March 31, 2001, partially offset by a 6 basis point decrease in the yield earned. Interest earned on loans increased $228,000 or 9.5%, in 2001. The increase was due to a $9.3 million increase in the average balance of loans along with a 13 basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $142,000 or 5.9%, in 2001. The decrease was due to a $2.8 million decrease in the average balance of investment and mortgage-backed securities coupled with a 28 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $158,000 to $2.7 million for the three months ended March 31, 2001. The increase in interest expense was due to a $3.1 million increase in the average balance of interest-bearing liabilities primarily due to increased deposits of $ 7.0 million partially offset by decreased average borrowings of $3.9 million along with a 21 basis point increase in the average cost of interest-bearing liabilities to 4.46%.

Provision for Losses on Loans.
The provision for loan losses increased by $5,000 to $120,000 for the three months ended March 31, 2001, from $115,000 for the three months ended March 31, 2000. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $87,000 to $268,000 for the three months ended March 31, 2001, from $181,000 for the three months ended March 31, 2000. This increase was primarily due to investment security gains of $58,000 in 2001 coupled with increased service charges on deposit accounts of $21,000, due to an increase in the number of transaction accounts. The investment securities gains were the result of sales of mortgage-backed securities which had higher coupon rates. These securities tend to repay much faster during periods of lower interest rates and management felt that selling these securities was the most beneficial course of action.

Non-interest Expense.
Non-interest expense increased $70,000 to $1,558,000 for the three months ended March 31, 2001, from $1,488,000 for the three months ended March 31, 2000. This increase was primarily due to increased occupancy and equipment costs of $ 71,000 for the three months ended March 31, 2001. The increase in occupancy and equipment costs were primarily due to technology and equipment improvements.Data processing costs decreased $13,000 to $66,000 for the three months ended March 31, 2001, from $79,000 for the three months ended March 31, 2000. This decrease was primarily due to the Company internally performing some processing items that were previously outsourced.

Income Tax Expense.
Income tax expense decreased $17,000 to $175,000 for the three months ended March 31, 2001, from $192,000 for the three months ended March 31, 2000.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements.

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At March 31, 2001 the Bank had borrowed $51.2 million of it's $136.2 million maximum borrowing capacity with a remaining borrowing capacity of approximately $85.0 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At March 31, 2001, the Bank's Tier I risk-based and total risk-based capital ratios were 22.7% and 23.9%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 10.2% at March 31, 2001. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 2001 and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 307.0% of total non-performing assets at March 31, 2001 and 218.7% at December 31, 2000.

                                     March 31,    December 31,
                                        2001           2000
                                        ----           ----
                                       (Dollars in Thousands)

Loans on nonaccrual basis               $386           $582
Loans past due 90 days or more            92             83
                                        ----           ----

Total non-performing loans               478            665
                                        ----           ----

Real estate owned                          0              0
                                        ----           ----

Total non-performing assets             $478           $665
                                        ====           ====

Total non-performing loans to
  total loans                           0.38%          0.51%
                                        ====           ====

Total non-performing loans to
  total assets                          0.17%          0.25%
                                        ====           ====

Total non-performing assets to
  total assets                          0.17%          0.25%
                                        ====           ====

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

               3.1  Articles of Incorporation of PHS Bancorp, Inc. *
               3.2  Bylaws of PHS Bancorp, Inc. *
              10.1 Amended employment agreement between Peoples Home Savings Bank and James P. Wetzel, Jr. *
              10.2  1998 Restricted Stock Plan *
              10.3  1998 Stock Option Plan *
              99.0  Review Report of S.R. Snodgrass , A.C.

         (b)  Reports on Form 8 - K.

         None.


-----------------
* Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 10, 2001





PHS Bancorp, Inc.
-----------------
(Registrant)



By:  /s/James P. Wetzel, Jr.
     -------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By:  /s/Richard E. Canonge
     -------------------------------



Richard E. Canonge

Chief Financial Officer and Treasurer

[LOGO]
SNODGRASS
Certified Public Accountants and Consultants



                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------






Board of Directors and Stockholders
PHS Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheet of PHS Bancorp, Inc. and subsidiary as of March 31, 2001, and the related consolidated statement of income and consolidated statement of comprehensive income for the three-month periods ended March 31, 2001 and 2000, the consolidated statement of cash flows for the three-month period ended March 31, 2001 and 2000, and the consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted account-ing principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements.


/s/S.R. Snodgrass, A.C.


Wexford, PA
April 26, 2001

S.R. Snodgrass, A.C.
1000 Stonewood Drive, Suite 200 Wexford, PA 15090-8399 Phone: 724-934-0344 Facsimile: 724-934-0345