Form 10QSB
period 2001-06-30
PHS BANCORP INC
filed 2001-08-07
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of August 7, 2001 there were 2,529,600 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 2001
           and December 31, 2000                                            3

           Consolidated Statement of Income (unaudited) for the Three
           and Six Months ended June 30, 2001 and 2000                      4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Six Months ended June 30, 2001 and 2000        5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Six Months ended June 30, 2001               6

           Consolidated Statement of Cash Flows (unaudited) for the
           Six Months ended June 30, 2001 and 2000                          7

Notes to Consolidated Financial Statements                                  8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 14



Part II Other Information                                                   15

           Signatures                                                       16

                                PHS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              June 30,     December 31,
                                                               2001           2000
                                                            ------------   ------------
ASSETS
Cash and amounts due from other institutions                $  1,556,061   $  1,502,757
Interest - bearing deposits with other institutions            7,562,181      5,094,404
Investment securities:
      Available for sale                                      22,837,473     24,814,065
      Held to maturity (market value $ 18,289,217
         and $17,917,570)                                     18,036,869     17,776,486
Mortgage - backed securities:
      Available for sale                                      60,830,680     38,415,158
      Held to maturity (market value $ 34,536,428
         and $38,471,164)                                     34,619,668     38,779,775
Loans (net of allowance for loan losses of $1,453,312
      and $1,454,618)                                        127,692,486    129,017,057
Accrued interest receivable                                    1,662,603      1,625,420
Premises and equipment                                         4,545,561      4,637,374
Federal Home Loan Bank stock                                   2,614,800      2,614,800
Other assets                                                     947,559      1,052,375
                                                            ------------   ------------
            TOTAL ASSETS                                    $282,905,941   $265,329,671
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                    $201,249,510   $198,241,701
Advances from Federal Home Loan Bank                          50,194,800     36,194,800
Other borrowings                                                  52,117         75,315
Accrued interest payable and other liabilities                 2,140,385      1,967,621
                                                            ------------   ------------
            Total liabilities                                253,636,812    236,479,437
                                                            ------------   ------------

Preferred stock, 2,000,000 shares authorized, none issued              -              -
Common stock, $.10 par value 8,000,000 shares authorized,
      2,760,000 shares issued                                    276,000        276,000
Additional paid in capital                                    10,463,055     10,480,215
Retained earnings - substantially restricted                  21,310,621     20,756,274
Accumulated other comprehensive income                           525,006        456,968
Unallocated ESOP shares (53,460 and 58,260 shares)              (842,673)      (917,283)
Unallocated RSP shares (10,567 and 16,155 shares)               (121,526)      (185,783)
Treasury stock, at cost (230,400 and 202,750 shares)          (2,341,354)    (2,016,157)
                                                            ------------   ------------
            Total stockholders' equity                        29,269,129     28,850,234
                                                            ------------   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $282,905,941   $265,329,671
                                                            ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                                                2001         2000           2001         2000
                                                                             ----------   ----------     ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans                                                                  $2,634,956   $2,534,808     $5,256,393   $4,927,487
      Investment securities:
          Taxable                                                               442,852      513,254        928,148    1,026,153
          Exempt from federal income tax                                        209,218      276,076        424,115      542,134
      Mortgage - backed securities                                            1,529,783    1,434,144      2,894,347    2,877,120
      Interest - bearing deposits with other institutions                        69,087       39,742        156,155       85,752
                                                                             ----------   ----------     ----------   ----------
               Total interest income                                          4,885,896    4,798,024      9,659,158    9,458,646
                                                                             ----------   ----------     ----------   ----------
INTEREST EXPENSE
      Deposits                                                                2,015,018    1,978,612      4,125,569    3,866,384
      Advances from Federal Home Loan Bank                                      676,515      627,669      1,239,512    1,254,432
      Other borrowings                                                              704        1,262          1,550        2,660
                                                                             ----------   ----------     ----------   ----------
               Total interest expense                                         2,692,237    2,607,543      5,366,631    5,123,476
                                                                             ----------   ----------     ----------   ----------
               Net interest income                                            2,193,659    2,190,481      4,292,527    4,335,170

PROVISION FOR LOAN LOSSES                                                       120,000      140,000        240,000      255,000
                                                                             ----------   ----------     ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           2,073,659    2,050,481      4,052,527    4,080,170
                                                                             ----------   ----------     ----------   ----------
NONINTEREST INCOME
      Service charges on deposit accounts                                       150,251      131,822        291,526      251,500
      Investment securities gains, net                                                -            -         58,118            -
      Rental income, net                                                         25,327       22,716         49,654       41,932
      Other income                                                               51,737       43,558         96,481       85,734
                                                                             ----------   ----------     ----------   ----------
               Total noninterest income                                         227,315      198,096        495,779      379,166
                                                                             ----------   ----------     ----------   ----------
NONINTEREST EXPENSE
      Compensation and employee benefits                                        820,240      802,278      1,628,927    1,610,956
      Occupancy and equipment costs                                             319,623      285,623        676,146      571,703
      Data processing costs                                                      38,658       78,128        104,352      157,102
      Other expenses                                                            367,888      325,033        695,167      639,212
                                                                             ----------   ----------     ----------   ----------
               Total noninterest expense                                      1,546,409    1,491,062      3,104,592    2,978,973
                                                                             ----------   ----------     ----------   ----------
Income before income taxes                                                      754,565      757,515      1,443,714    1,480,363
Income taxes                                                                    205,682      200,024        380,182      392,124
                                                                             ----------   ----------     ----------   ----------
               NET INCOME                                                    $  548,883   $  557,491     $1,063,532   $1,088,239
                                                                             ==========   ==========     ==========   ==========
Earnings Per Share
      Basic                                                                  $     0.22   $      0.22    $     0.43   $     0.43
      Diluted                                                                $     0.22   $      0.22    $     0.43   $     0.43

Weighted average number of shares outstanding
      Basic                                                                   2,470,396    2,522,978      2,472,373    2,530,553
      Diluted                                                                 2,470,511    2,522,978      2,472,386    2,530,553

See accompanying notes to the unaudited consolidated financial statements

                                PHS BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                          Three Months Ended June 30,                             Six Months Ended June 30,
                                         2001                    2000                       2001                        2000
                                 ----------------------   ---------------------   ---------------------------  ---------------------
Net Income                                    $ 548,883               $ 557,491                 $  1,063,532             $1,088,239
Other comprehensive Income:
      Unrealized gains
        (losses) on available
        for sale securities      $ (432,926)              $ 136,435                  $161,206                 $ 439,246
      Less: Reclassification
        adjustment for gain
        included in net income            -                       -                   (58,118)                        -
                                 ----------------------   ---------------------   --------------------------  ---------------------
Other comprehensive income
  before tax                                   (432,926)                136,435                      103,088                439,246
Income tax expense
  (benefit) related
  to other comprehensive income                (147,195)                 46,388                       35,050                149,343
                                              ---------               ---------                  -----------             ----------
Other comprehensive income
  (loss), net of tax                           (285,731)                 90,047                       68,038                289,903
                                              ---------               ---------                  -----------             ----------
Comprehensive income                          $ 263,152               $ 647,538                  $ 1,131,570             $1,378,142
                                              =========               =========                  ===========             ==========

See accompanying notes to the unaudited consolidated financial statements.

                                    PHS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                                           Unallo-     Unallo-
                                                             Accumulated   cated       cated                      Total
                                   Additional                   Other      Shares      Shares                     Stock-    Compre-
                          Common    Paid in      Retained   Comprehensive  Held by     Held by     Treasury      holders'   hensive
                          Stock     Capital      Earnings      Income       ESOP       by RSP        Stock        Equity    Income
                         --------  -----------  ----------- -----------   ---------  ---------- -----------   ----------- ----------
  Balance,
    December 31, 2000    $276,000  $10,480,215  $20,756,274    $456,968   $(917,283) $(185,783) $(2,016,157) $28,850,234

       Net Income                                 1,063,532                                                    1,063,532  $1,063,532
 Other comprehensive
   income:
  Unrealized loss on
     available
     for sale
     securities                                                  68,038                                           68,038      68,038
                                                                                                                          ----------
     Comprehensive
       income                                                                                                             $1,131,570
                                                                                                                          ==========

Cash dividends paid
  ($0.20 per share)                                (509,185)                                                    (509,185)
  Treasury stock
    purchased, at cost                                                                             (325,197)    (325,197)
     ESOP shares
     earned                            (17,160)                              74,610                               57,450
     RSP shares
     earned                                                                             64,257                    64,257
                         --------  -----------  -----------    --------   ---------  ---------  -----------  -----------
Balance,
  June 30, 2001          $276,000  $10,463,055  $21,310,621    $525,006   $(842,673) $(121,526) $(2,341,354) $29,269,129
                         ========  ===========  ===========    ========   =========  =========  ============ ===========

   See accompanying notes to the unaudited consolidated financial statements.

                                PHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Six Months ended June 30,
                                                                      2001          2000
                                                                  -----------   -----------
OPERATING ACTIVITIES
Net income                                                        $ 1,063,532   $ 1,088,239
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                         240,000       255,000
    Depreciation, amortization and accretion                          328,945       277,038
    Amortization of discounts, premiums and
      loan origination fees                                           543,083       500,995
    Investment securities gains, net                                  (58,118)            -
    Increase in accrued interest receivable                           (37,183)      (96,500)
    Increase in accrued interest payable                                5,081       212,310
    Amortization of ESOP unearned compensation                         57,450        38,545
    Amortization of RSP unearned compensation                          64,257        64,256
    Other, net                                                        (47,449)     (199,071)
                                                                  -----------   -----------

      Net cash provided by operating activities                     2,159,598     2,140,812
                                                                  -----------   -----------
INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                            1,862,276             -
     Proceeds from maturities and principal repayments              7,337,854     6,678,978
     Purchases                                                    (29,469,367)   (7,779,468)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              9,859,674     2,549,873
     Purchases                                                     (5,997,258)   (2,963,389)
  Decrease (Increase) in loans receivable, net                        559,370    (9,347,057)
  Proceeds from sale of repossessed assets                            295,837       175,051
  Purchase of premises and equipment, net                            (237,132)     (134,062)
                                                                  -----------   -----------

    Net cash used for investing activities                        (15,788,746)  (10,820,074)
                                                                  -----------   -----------

FINANCING ACTIVITIES
  Net increase in deposits                                          3,007,809     7,201,176
  Advances from Federal Home Loan Bank                             20,000,000             -
  Repayment of short term Advances from Federal Home Loan Bank     (6,000,000)   (6,000,000)
  Repayment of other borrowings                                       (23,198)      (22,088)
  Cash dividends paid                                                (509,185)     (469,837)
  Treasury stock purchased                                           (325,197)     (220,809)
                                                                  -----------   -----------

    Net cash provided by financing activities                      16,150,229       488,442
                                                                  -----------   -----------

    Increase (decrease) in cash and cash equivalents                2,521,081    (8,190,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    6,597,161    14,950,233
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 9,118,242   $ 6,759,413
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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interest method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

Financial Condition

Total assets at June 30, 2001 of $282.9 million represented an increase of $17.6 million or 6.6% from December 31, 2000. Increases in cash and interest bearing deposits of $2.5 million and securities of $16.5 million were partially offset by a decrease in loans of $1.3 million.

Loans receivable at June 30, 2001, of $127.7 million represented a decrease of $1.3 million from $129.0 million at December 31, 2000. The decrease in the loan portfolio was primarily attributable to decreases in automobile loans.

Investment and mortgage-backed securities increased $16.5 million to $136.3 million at June 30, 2001, from $119.8 million at December 31, 2000. This increase was the result of purchases of $35.5 million which were funded by sales of $1.9 million, maturities of $8.9 million, and principal repayments of $8.3 million along with increased Federal Home Loan Bank advances of $14.0 million. The purchases funded by Federal Home Loan Bank advances were part of the Bank's leverage strategy.

Total deposits after interest credited at June 30, 2001 were $201.2 million, an increase of $3.0 million or 1.5% from $198.2 million at December 31, 2000.

Advances from the Federal Home Loan Bank of Pittsburgh increased $14.0 million to $50.2 million at June 30, 2001 from $36.2 million at December 31, 2000. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity increased $419,000 for the six month period ended June 30, 2001. This increase was due to net income of $1,064,000 and increased in accumulated other comprehensive income of $68,000 along with decreases in unallocated ESOP and RSP shares of $75,000 and $64,000 respectively. These increases to stockholders' equity were partially offset by an increase in treasury stock of $325,000 and cash dividends paid of $509,000.

Results of Operations


Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000.

General.
Net income for the three months ended June 30, 2001 decreased by $8,000 to $549,000 from $557,000 for the three months ended June 30, 2000. This decrease was primarily due to increases in non-interest expense and income tax provisions of $55,000 and $6,000, respectively. These decreases to net income were partially offset by increases in net interest income and non-interest income of $4,000 and $29,000 along with decreased loan loss provisions of $20,000.

Net Interest Income.
Reported net interest income increased $4,000 or 0.2% for the three months ended June 30, 2001. Net interest income on a tax equivalent basis increased by $18,000 or 0.8% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $13.4 million and $10.8 million, respectively). The Company's net interest rate spread decreased 17 basis points (with 100 basis points being equal to 1%) to 3.04% for the three months ended June 30, 2001. The increase in average earning assets of $13.4 million was primarily due to a $3.6 million increase in average loans along with a $9.8 million increase in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $5.0 million for the three months ended June 30, 2001, an increase of $54,000 or 1.1% over the total of $4.9 million for the three months ended June 30, 2000. This increase was mainly due to an increase in the Company's average interest-earning assets of $13.4 million for the three months ended June 30, 2001, partially offset by a 29 basis point decrease in the yield earned. Interest earned on loans increased $101,000 or 4.0%, in 2001. The increase was due to a $3.6 million increase in the average balance of loans along with an 8 basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $47,000 or 2.0%, in 2001. The increase was due to a $9.8 million increase in the average balance of investment and mortgage-backed securities partially offset by a 60 basis point decrease in the yield earned.

Interest Expense.
Interest expense increased $86,000 to $2.7 million for the three months ended June 30, 2001. The increase in interest expense was due to a $10.7 million increase in the average balance of interest-bearing liabilities primarily due to increases in average deposits and borrowings of $4.8 and $5.9 million, respectively, partially offset by a 5 basis point decrease in the average cost of interest-bearing liabilities to 4.28%.

Provision for Losses on Loans.
The provision for loan losses decreased by $20,000 to $120,000 for the three months ended June 30, 2001, from $140,000 for the three months ended June 30, 2000. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.

Non-interest Income.
Total non-interest income increased $29,000 to $227,000 for the three months ended June 30, 2001, from $198,000 for the three months ended June 30, 2000. This increase was primarily due to increased service charges on deposit accounts of $18,000, due to an increase in the number of transaction accounts.

Non-interest Expense.
Non-interest expense increased $55,000 to $1,546,000 for the three months ended June 30, 2001, from $1,491,000 for the three months ended June 30, 2000. This increase was primarily due to an increase in occupancy and equipment costs of $34,000 for the three months ended June 30, 2001. This increase was primarily due to technology and equipment improvements. Data processing costs decreased $39,000 to $39,000 for the three months ended June 30, 2001, from $78,000 for the three months ended June 30, 2000 while other expenses increased $43,000 to $368,000 for the three months ended June 30, 2001 from $325,000 for the three months ended June 30, 2000. These changes were primarily due to the Company internally performing some processing items that were previously outsourced.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June 30, 2000.

General.
Net income for the six months ended June 30, 2001 decreased by $24,000 to $1,064,000, from $1,088,000 for the six months ended June 30, 2000. This decrease was primarily due to a decrease in net interest income of $42,000 along with an increase in non-interest expense of $126,000. These decreases to net income were partially offset by increases in non-interest income of $117,000 and decreased loan loss and income tax provisions of $15,000 and $12,000, respectively.

Net Interest Income.
Reported net interest income decreased $42,000 or 1.0% for the six months ended June 30, 2001. Net interest income on a tax equivalent basis decreased by $54,000 or 1.2% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $10.0 million and $6.9 million, respectively). The Company's net interest rate spread decreased 21 basis points to 3.00% for the six months ended June 30, 2001. The increase in average earning assets of $10.0 million was primarily due to a $6.5 million increase in average loans along with a $3.5 million increase in average securities.

Interest Income.
Interest income on a tax equivalent basis totaled $9.9 million for the six months ended June 30, 2001, an increase of $140,000 or 1.4% over the total of $9.7 million for the six months ended June 30, 2000. This increase was mainly due to an increase in the Company's average interest-earning assets of $10.0 million for the six months ended June 30, 2001, partially offset by a 17 basis point decrease in the yield earned. Interest earned on loans increased $329,000 or 6.7%, in 2001. The increase was due to a $6.5 million increase in the average balance of loans along with an 11 basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $189,000 or 3.9%, in 2001. The decrease was due to a 45 basis point decrease in the yield earned partially offset by an increase in the average balance of securities of $3.5 million.

Interest Expense.
Interest expense increased $244,000 to $5.4 million for the six months ended June 30, 2001. The increase in interest expense was due to a $6.9 million increase in the average balance of interest-bearing liabilities along with an 8 basis point increase in the average cost of interest-bearing liabilities to 4.37%. The $6.9 million increase in the average balance of interest-bearing liabilities was primarily due to increased deposits of $ 5.9 million and increased average borrowings of $1.0 million.

Provision for Losses on Loans.
The provision for loan losses decreased by $15,000 to $240,000 for the six months ended June 30, 2001, from $255,000 for the six months ended June 30, 2000. See "Risk Elements". Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for losses will not be required in future periods.


Non-interest Income.
Total non-interest income increased $117,000 to $496,000 for the six months ended June 30, 2001, from $379,000 for the six months ended June 30, 2000. This increase was primarily due to investment security gains of $58,000 in 2001 coupled with increased service charges on deposit accounts of $40,000, due to an increase in the number of transaction accounts. The investment securities gains were the result of sales of mortgage-backed securities which had higher coupon rates. These securities tend to repay much faster during periods of lower interest rates and management felt that selling these securities was the most beneficial course of action.

Non-interest Expense.
Non-interest expense increased $126,000 to $3,105,000 for the six months ended June 30, 2001, from $2,979,000 for the six months ended June 30, 2000. This increase was primarily due to increases in compensation and employee benefits and occupancy and equipment costs of $18,000 and $104,000 for the six months ended June 30, 2001. The increase in occupancy and equipment costs was primarily due to technology and equipment improvements. Data processing costs decreased $53,000 to $104,000 for the six months ended June 30, 2001, from $157,000 for the six months ended June 30, 2000 while other expenses increased $56,000 to $695,000 for the six months ended June 30, 2001 from $639,000 for the six months ended June 30, 2000. These changes were primarily due to the Company internally performing some processing items that were previously outsourced.

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

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 2001 the Bank had borrowed $50.2 million of it's $149.1 million maximum borrowing capacity with a remaining borrowing capacity of approximately $98.9 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At June 30, 2001, the Bank's Tier I risk-based and total risk-based capital ratios were 22.9% and 24.1%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 9.8% at June 30, 2001. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2001 and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 283.8% of total non-performing assets at June 30, 2001 and 218.7% at December 31, 2000.


                                           June 30,          December 31,
                                             2001                2000
                                             ----                ----
                                             (Dollars in thousands)

     Loans on nonaccrual basis               $428                $582
     Loans past due 90 days or more            84                  83
                                             ----                ----

     Total non-performing loans               512                 665
                                             ----                ----

     Real estate owned                          0                   0
                                             ----                ----

     Total non-performing assets             $512                $665
                                             ====                ====

     Total non-performing loans to
       total loans                           0.40%               0.51%
                                             ====                ====

     Total non-performing loans to
       total assets                          0.18%               0.25%
                                             ====                ====

     Total non-performing assets to
       total assets                          0.18%               0.25%
                                             ====                ====

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

On April 26, 2001, the Company held its annual meeting of stockholders and the following items were presented:

         Election of Directors Douglas K. Brooks and Emlyn Charles for terms of three years ending in 2004. Mr. Brooks received 2,353,940 votes in favor and 27,449 votes were withheld. Mr. Charles received 2,341,458 votes in favor and 39,931 votes were withheld.

         Ratification  of  the  appointment  of  S.R.  Snodgrass,  A.C.  as  the
         Company's  independent  accountants  for the  2001  fiscal  year   with
         2,347,619 votes for, 12,092 votes against, and 21,686 abstentions.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.


     (a)  The following exhibits are filed as part of this report.
     3.1  Articles of Incorporation of PHS Bancorp, Inc. *
     3.2  Bylaws of PHS Bancorp, Inc. *
    10.1 Amended employment agreement between Peoples Home Savings Bank and James P. Wetzel, Jr. *
    10.2  1998 Restricted Stock Plan *
    10.3  1998 Stock Option Plan *
    99.0  Review Report of S.R. Snodgrass , A.C.

     (b)  Reports on Form 8-K.

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



Date: August 7, 2001





PHS Bancorp, Inc.
-----------------
(Registrant)



By: /s/James P. Wetzel, Jr.
    ---------------------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer



By: /s/Richard E. Canonge
    ---------------------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer