Form 10QSB
period 2001-09-30
PHS BANCORP INC
filed 2001-11-14
CIK 915742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of November 9, 2001 there were 2,529,600 shares outstanding of the issuer's class of common stock.

                                PHS BANCORP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 2001
           and December 31, 2000                                               3

           Consolidated Statement of Income (unaudited) for the Three
           and Nine Months ended September 30, 2001 and 2000                   4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Nine Months ended September 30, 2001 and 2000     5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 2001            6

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 2001 and 2000                       7

Notes to Consolidated Financial Statements                                     8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-14



Part II Other Information                                                     15

           Signatures                                                         16

                                                PHS BANCORP, INC.
                                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   September 30,           December 31,
                                                                        2001                   2000
                                                                 -------------------    -------------------
ASSETS
Cash and amounts due from other institutions                   $          1,399,498   $          1,502,757
Interest - bearing deposits with other institutions                      11,301,815              5,094,404
Investment securities:
      Available for sale                                                 18,561,051             24,814,065
      Held to maturity (market value $ 23,031,712
         and $17,917,570)                                                22,655,060             17,776,486
Mortgage - backed securities:
      Available for sale                                                 58,137,471             38,415,158
      Held to maturity (market value $ 33,231,668
         and $38,471,164)                                                32,498,167             38,779,775
Loans (net of allowance for loan losses of $1,479,443
      and $1,454,618)                                                   134,341,911            129,017,057
Accrued interest receivable                                               1,619,939              1,625,420
Premises and equipment                                                    4,899,311              4,637,374
Federal Home Loan Bank stock                                              2,614,800              2,614,800
Other assets                                                                592,869              1,052,375
                                                                 -------------------    -------------------
            TOTAL ASSETS                                       $        288,621,892   $        265,329,671
                                                                 ===================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $        206,581,362   $        198,241,701
Advances from Federal Home Loan Bank                                     49,194,800             36,194,800
Other borrowings                                                             40,303                 75,315
Accrued interest payable and other liabilities                            2,043,253              1,967,621
                                                                 -------------------    -------------------
            Total liabilities                                           257,859,718            236,479,437
                                                                 -------------------    -------------------

Preferred stock, 5,000,000 shares authorized, none issued                         -                      -
Common stock, $.10 par value 10,000,000 shares authorized,
      2,760,000 shares issued                                               276,000                276,000
Additional paid in capital                                               10,461,756             10,480,215
Retained earnings  -  substantially restricted                           21,627,684             20,756,274
Accumulated other comprehensive income                                    1,632,854                456,968
Unallocated ESOP shares (51,060 and 58,260 shares)                         -805,368               -917,283
Unallocated RSP shares (7,774 and 16,155 shares)                            -89,398               -185,783
Treasury stock, at cost (230,400 and 202,750 shares)                     -2,341,354             -2,016,157
                                                                 -------------------    -------------------
            Total stockholders' equity                                   30,762,174             28,850,234
                                                                 -------------------    -------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      288,621,892     $      265,329,671
                                                                 ==================     ==================

                     See accompanying notes to the unaudited
                       consolidated financial statements.

                                PHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                Three Months Ended         Nine Months Ended
                                                                     Sept. 30,                  Sept. 30,
                                                            -------------------------   -------------------------
                                                                2001          2000         2001            2000
                                                            -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
      Loans                                                 $ 2,707,352   $ 2,614,672   $ 7,963,745   $ 7,542,159
      Investment securities:
          Taxable                                               387,436       501,373     1,315,584     1,527,526
          Exempt from federal income tax                        208,424       253,697       632,539       795,831
      Mortgage - backed securities                            1,526,416     1,396,696     4,420,763     4,273,816
      Interest - bearing deposits with other institutions        58,824        29,839       214,979       115,591
                                                            -----------   -----------   -----------   -----------
               Total interest income                          4,888,452     4,796,277    14,547,610    14,254,923
                                                            -----------   -----------   -----------   -----------
INTEREST EXPENSE
      Deposits                                                1,966,571     2,045,914     6,092,140     5,912,298
      Advances from Federal Home Loan Bank                      695,622       593,012     1,935,134     1,847,444
      Other borrowings                                              560         1,125         2,110         3,785
                                                            -----------   -----------   -----------   -----------
               Total interest expense                         2,662,753     2,640,051     8,029,384     7,763,527
                                                            -----------   -----------   -----------   -----------
               Net interest income                            2,225,699     2,156,226     6,518,226     6,491,396

PROVISION FOR LOAN LOSSES                                       130,000       150,000       370,000       405,000
                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,095,699     2,006,226     6,148,226     6,086,396
                                                            -----------   -----------   -----------   -----------

NONINTEREST INCOME
      Service charges on deposit accounts                       147,663       142,263       439,189       393,763
      Investment securities gains, net                                -         7,315        58,118         7,315
      Rental income, net                                         24,827        22,717        74,481        64,649
      Other income                                               84,574        87,688       181,055       173,422
                                                            -----------   -----------   -----------   -----------
               Total noninterest income                         257,064       259,983       752,843       639,149
                                                            -----------   -----------   -----------   -----------
NONINTEREST EXPENSE
      Compensation and employee benefits                        854,983       835,301     2,483,910     2,446,257
      Occupancy and equipment costs                             316,574       302,223       992,720       873,926
      Data processing costs                                      43,162        78,194       147,514       235,296
      Other expenses                                            346,095       313,367     1,041,262       952,579
                                                            -----------   -----------   -----------   -----------
               Total noninterest expense                      1,560,814     1,529,085     4,665,406     4,508,058
                                                            -----------   -----------   -----------   -----------
Income before income taxes                                      791,949       737,124     2,235,663     2,217,487
Income taxes                                                    221,926       166,500       602,108       558,624
                                                            -----------   -----------   -----------   -----------
               NET INCOME                                   $   570,023   $   570,624   $ 1,633,555   $ 1,658,863
                                                            ===========   ===========   ===========   ===========
Earnings Per Share
      Basic                                                 $      0.23   $      0.23   $      0.66   $      0.66
      Diluted                                               $      0.23   $      0.23   $      0.66   $      0.66

Weighted average number of shares outstanding
      Basic                                                   2,463,559     2,516,971     2,470,658     2,524,691
      Diluted                                                 2,468,305     2,516,971     2,471,157     2,524,691

See accompanying notes to the unaudited consolidated financial statements.

                                               PHS BANCORP, INC.
                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                         Three Months Ended September 30,               Nine Months Ended September 30,
                                         2001                      2000                 2001                       2000
                                 -----------------------    -------------------  -----------------------   ---------------------

Net Income                                    $  570,023               $570,624               $1,633,555              $1,658,863
Other comprehensive Income:
      Unrealized gains
        on available
        for sale securities      $1,678,559                 $605,768             $1,869,703                $1,045,015
      Less: Reclassification
              adjustment for
              gain included
              in net income               -                   -7,315                -58,118                    -7,315
                                 -----------------------    -------------------  -----------------------   ---------------------
Other comprehensive income
  before tax                                   1,678,559                598,453                1,811,585               1,037,700
Income tax expense related
  to other comprehensive
  income                                         570,711                205,961                  635,699                 355,305
                                              ----------               --------               ----------              ----------
Other comprehensive income
  (loss), net of tax                           1,107,848                392,492                1,175,886                 682,395
                                              ----------               --------               ----------              ----------
Comprehensive income                          $1,677,871               $963,116               $2,809,441              $2,341,258
                                              ==========               ========               ==========              ==========

See accompanying notes to the unaudited consolidated financial statements.

                                        PHS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                  Accumulated
                          Additional                Other        Unallocated   Unallocated                 Total       Compre-
                Common     Paid in    Retained    Comprehensive  Shares Held   Shares Held    Treasury   Stockholders' hensive
                Stock      Capital    Earnings      Income         by ESOP       by RSP        Stock       Equity      Income
              --------- ------------  --------    -------------  -----------   -----------   ----------  ------------- -------
Balance,
  December
    31, 2000   $276,000 $10,480,215 $20,756,274     $456,968      -$917,283     -$185,783  -$2,016,157  $28,850,234

      Net
        Income                        1,633,555                                                           1,633,555 $1,633,555
Other
  comprehensive
  income:
Unrealized
  gain on
  available
  for sale
  securities,
  net of
  tax of
  $635,699                                         1,175,886                                              1,175,886  1,175,886
                                                                                                                    ----------
Comprehensive
  income                                                                                                            $2,809,441
                                                                                                                    ==========
Cash dividends
  paid ($0.30
  per share)                           -762,145                                                            -762,145
Treasury stock
  purchased,
  at cost                                                                                     -325,197     -325,197
ESOP shares
  earned                    -18,459                                 111,915                                  93,456
    RSP shares
      earned                                                                       96,385                    96,385
               -------- ----------- -----------   ----------       --------       -------   ----------  -----------
Balance,
 September
 30, 2001      $276,000 $10,461,756 $21,627,684   $1,632,854      -$805,368      -$89,398  -$2,341,354  $30,762,174
               ======== =========== ===========   ==========       ========       =======   ==========  ===========

See accompanying notes to the unaudited consolidated financial statements.

                                               PHS BANCORP, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months ended September 30,
                                                                     2001          2000
                                                                  -----------   -----------
OPERATING ACTIVITIES
Net income                                                        $ 1,633,555   $ 1,658,863
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                         370,000       405,000
    Depreciation, amortization and accretion                          491,918       433,150
    Amortization of discounts, premiums and
      loan origination fees                                           848,460       778,939
    Investment securities gains, net                                  -58,118        -7,315
    Increase (decrease) in accrued interest receivable                  5,481      -129,218
    Increase in accrued interest payable                                1,776        27,913
    Amortization of ESOP unearned compensation                         93,456        62,078
    Amortization of RSP unearned compensation                          96,385        96,384
    Other, net                                                       -430,568      -575,481
                                                                  -----------   -----------

      Net cash provided by operating activities                     3,052,345     2,750,313
                                                                  -----------   -----------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                            1,862,276     1,337,950
     Proceeds from maturities and principal repayments             17,445,821     8,397,580
     Purchases                                                    -30,949,366    -7,779,468
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments             13,048,938     3,837,113
     Purchases                                                    -11,699,383    -2,963,389
  Increase in loans receivable, net                                -6,453,806   -10,444,853
  Proceeds from sale of repossessed assets                            333,875       217,423
  Purchase of premises and equipment, net                            -753,855      -773,957
                                                                  -----------   -----------

    Net cash used for investing activities                        -17,165,500    -8,171,601
                                                                  -----------   -----------

FINANCING ACTIVITIES
  Net increase in deposits                                          8,339,661     7,143,257
  Advances from Federal Home Loan Bank                             20,000,000     6,000,000
  Repayment of short term Advances from Federal Home Loan Bank     -7,000,000   -15,000,000
  Repayment of other borrowings                                       -35,012       -33,337
  Cash dividends paid                                                -762,145      -704,173
  Treasury stock purchased                                           -325,197      -430,809
                                                                  -----------   -----------

    Net cash provided by (used for) financing activities           20,217,307    -3,025,062
                                                                  -----------   -----------

    Increase (decrease) in cash and cash equivalents                6,104,152    -8,446,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    6,597,161    14,950,233
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $12,701,313   $ 6,503,883
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

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the nine months ended September 30, 2001 and 2000, the Company made cash payments for interest of $8,027,608 and $7,735,614, respectively. The Company also made cash payments for income taxes of $606,925 and $476,840, respectively, during these same periods.

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

Financial Condition

Total assets at September 30, 2001 of $288.6 million represented an increase of $23.3 million or 8.8% from December 31, 2000. This increase was primarily due to increases in cash and interest bearing deposits of $6.1 million, securities of $12.1 and loans of $5.3 million.

Loans receivable,net at September 30, 2001, of $134.3 million represented an increase of $5.3 million from $129.0 million at December 31, 2000. The increase in the loan portfolio was primarily attributable to increases in mortgage loans.

At September 30, 2001, investment securities (available for sale and held to maturity) decreased $1.4 million to $41.2 million from $42.6 million at December 31, 2000. Mortgage-backed securities (available for sale and held to maturity) increased $13.5 million to $90.6 million at September 30, 2001 from $77.1 million at December 31, 2000. The net increase of $12.1 million primarily reflected net increases to the available for sale mortgage-backed securities portfolio. The net increases to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) were the result of purchases of $42.6 million which were funded by sales of $1.9 million, maturities of $15.9 million, and principal repayments of $14.5 million along with increased Federal Home Loan Bank advances of $13.0 million. The purchases funded by advances from the Federal Home Loan Bank of Pittsburgh were part of Peoples Home Savings' leverage strategy.

Total deposits after interest credited at September 30, 2001 were $206.6 million, an increase of $8.4 million or 4.2% from $198.2 million at December 31, 2000.

Advances from the Federal Home Loan Bank of Pittsburgh increased $13.0 million to $49.2 million at September 30, 2001 from $36.2 million at December 31, 2000. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity increased $1.9 million for the nine month period ended September 30, 2001. This increase was due to net income of $1,634,000 and increased in accumulated other comprehensive income of $1,176,000 along with decreases in unallocated ESOP and RSP shares of $112,000 and $96,000 respectively. These increases to stockholders' equity were partially offset by an increase in treasury stock of $325,000 and cash dividends paid of $762,000.

Results of Operations


Comparison of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000.

General.
Net income for the three months ended September 30, 2001 decreased by $1,000 to $570,000 from $571,000 for the three months ended September 30, 2000. This decrease was primarily due to increases in non-interest expense and income tax provisions of $32,000 and $55,000, respectively along with a decrease in non-interest income of $3,000. These decreases to net income were partially offset by an increase in net interest income of $69,000 along with decreased loan loss provisions of $20,000.

Net Interest Income.
Reported net interest income increased $69,000 or 3.2% for the three months ended September 30, 2001. Net interest income on a tax equivalent basis increased by $47,000 or 2.1% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $18.1 million and $15.3 million, respectively). The Company's net interest rate spread decreased 16 basis points (with 100 basis points being equal to 1%) to 2.98% for the three months ended September 30, 2001.

Interest Income.
Interest income on a tax equivalent basis totaled $5.0 million for the three months ended September 30, 2001, an increase of $69,000 or 1.4% over the total of $4.9 million for the three months ended September 30, 2000. This increase was mainly due to an increase in the Company's average interest-earning assets of $18.1 million for the three months ended September 30, 2001, partially offset by a 40 basis point decrease in the yield earned. Interest earned on loans increased $93,000 or 3.6%, in 2001. This increase was due to a $3.5 million increase in the average balance of loans along with an 6 basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $24,000 or 1.0%, in 2001. This decrease was due to a 76 basis point decrease in the yield earned partially offset by a $14.6 million increase in the average balance of investment and mortgage-backed securities.

Interest Expense.
Interest expense increased $23,000 to $2.7 million for the three months ended September 30, 2001. The increase in interest expense was due to a $15.3 million increase in the average balance of interest-bearing liabilities primarily due to increases in average deposits and borrowings of $6.0 and $9.3 million, respectively, partially offset by a 24 basis point decrease in the average cost of interest-bearing liabilities to 4.20%.

Provision for Losses on Loans.
The provision for loan losses decreased by $20,000 to $130,000 for the three months ended September 30, 2001, from $150,000 for the three months ended September 30, 2000. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required. See " Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000."


Non-interest Income.
Total non-interest income decreased $3,000 to $257,000 for the three months ended September 30, 2001, from $260,000 for the three months ended September 30, 2000. This decrease was primarily due to investment securities gains of $7,000 for the three months ended September 30, 2000.

Non-interest Expense.
Non-interest expense increased $32,000 to $1,561,000 for the three months ended September 30, 2001, from $1,529,000 for the three months ended September 30, 2000. This increase was primarily due to increases in compensation and employee benefits and occupancy and equipment costs of $20,000 and $15,000 for the three months ended September 30, 2001. This increase was primarily due to technology and equipment improvements. Data processing costs decreased $35,000 to $43,000 for the three months ended September 30, 2001, from $78,000 for the three months ended September 30, 2000 while other expenses increased $33,000 to $346,000 for the three months ended September 30, 2001 from $313,000 for the three months ended September 30, 2000. These changes were primarily due to the Company internally performing some processing items that were previously outsourced.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000.

General.
Net income for the nine months ended September 30, 2001 decreased by $25,000 to $1,634,000, from $1,659,000 for the nine months ended September 30, 2000. This decrease was primarily due to increases in non-interest expense and income tax provisions of $157,000 and $43,000, respectively. These decreases to net income were partially offset by increases in net interest income and non-interest income of $27,000 and $114,000 and decreased loan loss provisions of $35,000.

Net Interest Income.
Reported net interest income increased $27,000 or 0.4% for the nine months ended September 30, 2001. Net interest income on a tax equivalent basis decreased by $56,000 or 0.8% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $12.7 million and $9.7 million, respectively). The Company's net interest rate spread decreased 22 basis points to 2.97% for the nine months ended September 30, 2001.

Interest Income.
Interest income on a tax equivalent basis totaled $14.9 million for the nine months ended September 30, 2001, an increase of $209,000 or 1.4% over the total of $14.7 million for the nine months ended September 30, 2000. This increase was mainly due to an increase in the Company's average interest-earning assets of $12.7 million for the nine months ended September 30, 2001, partially offset by a 25 basis point decrease in the yield earned. Interest earned on loans increased $422,000 or 5.6%, in 2001. This increase was due to a $5.5 million increase in the average balance of loans along with a 9 basis point increase in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $213,000 or 3.0%, in 2001. This decrease was due to a 55 basis point decrease in the yield earned partially offset by an increase in the average balance of securities of $7.2 million.

Interest Expense.
Interest expense increased $266,000 to $8.0 million for the nine months ended September 30, 2001. The increase in interest expense was due to a $9.7 million increase in the average balance of interest-bearing liabilities partially offset by a 3 basis point decrease in the average cost of interest-bearing liabilities to 4.31%. The $9.7 million increase in the average balance of interest-bearing liabilities was primarily due to increased deposits of $ 5.9 million and increased average borrowings of $3.8 million

Provision for Losses on Loans.
The provision for loan losses decreased by $35,000 to $370,000 for the nine months ended September 30, 2001, from $405,000 for the nine months ended September 30, 2000. Decreases in non-performing loans precipitated the decrease in the provision for loan losses. At September 30, 2001, non-performing loans decreased $115,000 to $550,000 from $665,000 at December 31, 2000. See "Risk
Elements." Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.


Non-interest Income.
Total non-interest income increased $114,000 to $753,000 for the nine months ended September 30, 2001, from $639,000 for the nine months ended September 30, 2000. This increase was primarily due to increased investment security gains of $51,000 in 2001 coupled with increased service charges on deposit accounts of $45,000, due to an increase in the number of transaction accounts. The investment securities gains were the result of sales of mortgage-backed securities which had higher coupon rates. These securities tend to repay much faster during periods of lower interest rates and management felt that selling these securities was the most beneficial course of action.

Non-interest Expense.
Non-interest expense increased $157,000 to $4,665,000 for the nine months ended September 30, 2001, from $4,508,000 for the nine months ended September 30, 2000. This increase was primarily due to increases in compensation and employee benefits and occupancy and equipment costs of $38,000 and $119,000 for the nine months ended September 30, 2001. The increase in occupancy and equipment costs was primarily due to technology and equipment improvements. Data processing costs decreased $87,000 to $148,000 for the nine months ended September 30, 2001, from $235,000 for the nine months ended September 30, 2000 while other expenses increased $88,000 to $1,041,000 for the nine months ended

September 30, 2001 from $953,000 for the nine months ended September 30, 2000. These changes were primarily due to the Company internally performing some processing items that were previously outsourced.


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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 2001 the Bank had borrowed $49.2 million of it's $149.1 million maximum borrowing capacity with a remaining borrowing capacity of approximately $99.9 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At September 30, 2001, the Bank's Tier I risk-based and total risk-based capital ratios were 21.9% and 23.1%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 9.8% at September 30, 2001. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2001 and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 268.9% of total non-performing assets at September 30, 2001 and 218.7% at December 31, 2000.


                                          September 30,      December 31,
                                               2001               2000
                                               ----               ----
                                                (Dollars in Thousands)

Loans on nonaccrual basis                      $454               $582
Loans past due 90 days or more                   96                 83
                                               ----               ----
Total non-performing loans                      550                665
                                               ----               ----
Real estate owned                                 0                  0
                                               ----               ----
Total non-performing assets                    $550               $665
                                               ====               ====

Total non-performing loans to
  total loans                                  0.41%              0.51%
                                               ====               ====
Total non-performing loans to
  total assets                                 0.19%              0.25%
                                               ====               ====
Total non-performing assets to
  total assets                                 0.19%              0.25%
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

         2.0  Plan of Conversion and Reorganization and Plans of Merger. ***
         3.1  Articles of Incorporation of PHS Bancorp, Inc. *
         3.2  Bylaws of PHS Bancorp, Inc. *
        10.1 Form of employment agreement between Peoples Home Savings Bank and James P. Wetzel, Jr. ***
        10.2  1998 Restricted Stock Plan *
        10.3  1998 Stock Option Plan *
        20.1  Dividend Reinvestment Plan. **
        99.0  Review Report of S.R. Snodgrass , A.C.

        (b)   Reports on Form 8 - K.

          The Registrant on August 17, 2001 filed a Form 8-K (Items 5 and 7 ) to disclose that on on August 16, 2001, the Registrant, its wholly owned subsidiary, Peoples Home Saving Bank , and its mutual holding company, PHS Bancorp, M.H.C., adopted a plan of conversion and reorganization and plans of merger to convert from a mutual holding company form of organization to a full stock corporation.

___________________________

* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999 and filed with the Securities and Exchange Commission on July 23, 1999.

*** Incorporated by reference to the identically numbered exhibit of PHSB Financial Corporation's Registration statement on Form SB-2 filed on September 10, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001





PHS Bancorp, Inc.
-----------------
(Registrant)



By:  /s/James P. Wetzel, Jr.
     -------------------------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By:  /s/Richard E. Canonge
     -------------------------------------



Richard E. Canonge

Chief Financial Officer and Treasurer